Form 10-Q
period 2011-07-31
M Street Gallery Inc.
filed 2011-09-13
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

___________________________________

Commission File Number 333-174404

___________________________________

M STREET GALLERY, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
Florida	45-1443512
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)
815 W. Boynton Beach Blvd. 4-101, Boynton Beach, FL	33426
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code: 561-200-7721

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X]

The registrant had 2,645,000 shares of common stock outstanding as of July 31, 2011

M STREET GALLERY, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	July 31, 2011 (UNAUDITED)	April 30, 2011
Assets

Current Assets
Cash	$ 9,246	$ 14,750

Total current assets	9,246	14,750

Total Assets	$ 9,246	$ 14.750

Liabilities and Stockholders’ Equity

Current Liabilities	$ 0	$ 0

Total current liabilities	0	0

Stockholders’ Equity
Common Stock (50,000,000 shares authorized at $.0001 par, 2,645,000 shares issued and outstanding at July 31, 2011 and April 30, 2011, respectively)	2,645	2,645
Additional paid in capital	13,605	12,105
Accumulated deficit	(7,004)	-

Total Stockholders’ Equity	9,246	14,750
Total Liabilities and Stockholders’ Equity	$ 9,246	$ 14,750

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2011 AND FOR THE PERIOD MARCH 11, 2011 (DATE OF INCEPTION) TO JULY 31, 2011

(UNAUDITED)

	Three Months Ended	Operations During Development Stage (Inception) March 11, 2011 to
	July 31, 2011	July 31, 2011
Revenues (net)	$ -	$ -

Expenses	7,004	7,004

Net (Loss) from operations	$ (7,004)	$ (7,004)

Net (Loss) per common share, Basic	$(0.00)	$ 0.00

Weighted average number of common shares outstanding	2,645,000	2,645,000

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2011 AND FOR THE PERIOD MARCH 11, 2011 (DATE OF INCEPTION) TO July 31, 2011

(UNAUDITED)

	Three Months Ended July 31, 2011	Operations During Development Stage (Inception) March 11, 2011 to July 31, 2011
Cash Flows From Operating Activities:
Net (Loss)	$(7,004)	$ (7,004)
Adjustments to reconcile Net (Loss) to Net Cash Provided (Used) in Operating Activities: Expenses Paid by Stockholder	1,500	1,500
Net Cash (Used) in Operating Activities	(5,504)	(5,504)

Cash Flows From Financing Activities:
Proceeds of Sale of Common Stock to Founder	-	250
Proceeds of Sale of Common Stock	-	14,500

Net cash provided in Financing Activities	-	14,750
Net Increase(Decrease) in Cash	(5,504)	14,750

Cash at beginning of period	14,750	-

Cash and at end of period	$ 9,246	$ 9,246

Supplemental Disclosures of Cash Flow Information:
Expenses Paid with Cash
Income taxes	$ -	$ -
Interest expense	$ -	$ -

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2011

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was organized under the laws of the State of Florida on March 11, 2011.

The Company is in the developmental stage. The Company plans to develop a distribution channel in the art industry selling a comprehensive supply of one of a kind, oil on canvas, art productions utilizing the Internet. With the recent launch of its functional website, the company has commenced operations, but has not yet generated revenue.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development stage company is one which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US Dollars.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2011

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted an April 30 Fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $9,246 cash as of July 31, 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents. The carrying amounts of cash approximate fair value because of the short term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

Income Taxes

In accordance with ASC 740, deferred income taxes and benefits will be provided for the results of operations of the Company. The tax effects of temporary differences and carry-forwards that give rise to significant portion of deferred tax assets and liabilities will be recognized as appropriate.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2011

Revenue Recognition

The company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2011.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Companys results of operations, financial positions or cash flow.

NOTE 3 Capital Transactions

In March 2011, the Company issued 2,500,000 shares of their restricted common stock to the President and Founder of the company for the sum of $250.

In March 2011, The Company issued 91,000 shares of their restricted common stock. The shares were offered under Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents. The shares were offered at a per share price of $.10, for an aggregate sum of $9,100.

In April, 2011, Pursuant to Rule 505 of Regulation D of the Securities Act of 1933, as amended the company sold 54,000 shares of restricted common stock for $5,400.

In May, 2011, $1,500 in legal costs associated with the registration was paid for by a principal stockholder as a gift to the company, and thus was accounted for as contributed capital.

NOTE 4 Related Parties

The officers/stockholders of the Company currently receive no compensation for their services to the Company. Additionally, they have incurred De minimis operating costs in their development.

NOTE 5 Subsequent Events

The Company has evaluated subsequent events from July 31, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We were incorporated in the State of Florida on March, 2011, for the purpose of providing an online marketplace for art work created by German artist Reinhold Mackenroth, through the Internet. M Street Gallery is a development stage company and has no revenues to date. We have already proceeded with our business plan with the launch of our e commerce website at www.MstreetGallery.com.

We offer a modest array of unique and custom oil on canvas artwork, created by German artist Reinhold Mackenroth to individual retail customers. In addition to offering a modest array of unique original artwork, we also offer custom portraits services.

Results of Operations

Revenue

For the three months ended July 31, 2011, we have had no revenues.

Other General and Administration Expenses

For the three months ended July 31, 2011, other general and administration expenses were $7,004. These expenses were exclusively derived from registration costs. However, $1,500 of this total was paid for by management as a gift.

Net Loss

The net loss for the three months ended July 31, 2009 was $7,004, These expenses were exclusively derived from registration costs. However, $1,500 of this total was paid for by management as a gift to the company.

Liquidity and Capital Resources

At July 31, 2011, the company had $9,246 in available cash, a decrease of $5,504 from April 30, 2011.

We anticipate that our existing cash will be sufficient to support our operations for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "1934 Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer

Concluded; that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

Part II

Item 1. Legal Proceedings

None

Item 1.a.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits
31.	Certification of the Principal Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act

32.	Certification of the Principal Executive Officer and Chief Financial Officer, pursuant to section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2011	M STREET GALLERY, Inc.

	By:	/s/ Reinhold Mackenroth
Reinhold Mackenroth, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer