Form 10-Q/A
period 2011-07-31
M Street Gallery Inc.
filed 2011-09-29
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
101.

Financial statements from the quarterly report on Form 10-Q/A of the Company for the quarter ended July 31,2011, filed on September 26, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Statement of Operations, (ii) the Balance Sheet, (iii) the Statement of Cash Flows (iv) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2011	M STREET GALLERY, Inc.

	By:	/s/ Reinhold Mackenroth
Reinhold Mackenroth, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer