Form 10-Q
period 2011-10-31
M Street Gallery Inc.
filed 2011-12-14
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule　405 of Regulation　S-T (232.405 of this chapter) during the preceding 12　months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [ ] No [X]

The registrant had 2,645,000 shares of common stock outstanding as of October 31, 2011

M STREET GALLERY, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	October 31, 2011 (UNAUDITED)	April 30, 2011
Assets

Current Assets
Cash	$4,095	$ 14,750

Total current assets	4,095	14,750

Total assets	$4,095	$ 14.750

Liabilities and Stockholders Equity

Current Liabilities
Accounts payable and accrued liabilities	$6,750	-
Total current liabilities	$6,750	$ 0
Long Term Liabilities	-	-
Total long term liabilities	$0	$ 0

Stockholders Equity
Common Stock (50,000,000 shares authorized at $.0001 par, 2,645,000 shares issued and outstanding at October 31, 2011 and April 30, 2011, respectively)	2,645	2,645
Additional paid in capital	13,605	12,105
Accumulated deficit	(18,905)	-

Total Stockholders Equity	(2,655)	14,750
Total Liabilities and Stockholders Equity	$4,095	$ 14,750

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2011 AND FOR THE PERIOD MARCH 11, 2011 (DATE OF INCEPTION) TO OCTOBER, 2011

(UNAUDITED)

	Three Months Ended	Six Months Ended	Operations During Development Stage (Inception) March 11, 2011 to
	October 31, 2011	October 31, 2011	October 31, 2011
Revenues (net)	$-0-	$-0-	$-0-

Expenses	11,901	18,905	18,905

Net (Loss) from operations	$ (11,901)	$(18,905)	$ (18,905)

Net (Loss) per common share, Basic	$(0.00)	$(0.00)	$ 0.00

Weighted average number of common shares outstanding	2,645,000	2,645,000	2,645,000

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND FOR THE PERIOD MARCH 11, 2011 (DATE OF INCEPTION) TO OCTOBER 31, 2011

(UNAUDITED)

	Three Months Ended October 31, 2011	Six Months Ended October 31, 2011	Operations During Development Stage (Inception) March 11, 2011 to October 31, 2011
Cash Flows From Operating Activities:
Net (Loss)	$ (11,901)	$(18,905)	$ (18,905)
Adjustments to reconcile Net (Loss) to Net Cash Provided (Used) in Operating Activities: Expenses Paid by Stockholder		1,500	1,500
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued liabilities	6,750	6,750	6,750
Net Cash (Used) in Operating Activities	(5,151)	(10,655)	(10,655)

Cash Flows From Financing Activities:
Proceeds of Sale of Common Stock to Founder		-	250
Proceeds of Sale of Common Stock		-	14,500

Net cash provided in Financing Activities		-	14,750
Net Increase(Decrease) in Cash	(5,151)	(10,655)	(10,655)

Cash at beginning of period	9,246	14,750	-0-

Cash and at end of period	$4,095	$ 4,095	$ 4,095

Supplemental Disclosures of Cash Flow Information:
Expenses Paid with Cash
Income taxes	$ -0-	$ -0-	$ -0-
Interest expense	$ -0-	$ -0-	$ -0-

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2011

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was organized under the laws of the State of Florida on March 11, 2011.

The Company is in the developmental stage. The Company is currently manufacturing and selling a comprehensive supply of one of a kind, oil on canvas, art productions utilizing the Internet. With the recent launch of its functional website, the company is fully operational.

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

October 31, 2011

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted an April 30 Fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,095 cash as of October 31, 2011.

Fair Value of Financial Instruments

The Companys financial instruments consist of cash and cash equivalents. The carrying amounts of cash approximate fair value because of the short term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

October 31, 2011

Revenue Recognition

The company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Companys net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Companys net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2011.

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

In October, the officers/stockholders of the Company donated two paintings at no cost to the company.

Commencing November 1, 2011the CEO and President Mr. Mackenroth will receive deferred salary at the rate of $40,000 per year.

NOTE 5 Subsequent Events

The Company has evaluated subsequent events from October 31, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We were incorporated in the State of Florida on March, 2011, for the purpose of providing an online marketplace for art work created by German artist Reinhold Mackenroth, through the Internet. M Street Gallery is active participant in the manufacturing and sale of original oil based paintings. We are fully operational and plan to build on that momentum going forward with our business plan. Our website is located at www.MstreetGallery.com.

We offer a modest array of unique and custom oil on canvas artwork, created by German artist Reinhold Mackenroth to individual retail customers. In addition to offering a modest array of unique original artwork, we also offer custom portraits services.

Currently, our website offers 18 original oil based paintings valued in aggregate at an estimated market price of $34,000, as listed on our website. In December we have completed another milestone by acheiving our first sale of two paintings, for an aggregate amount of $2,800, and will be reflected in the next quarter.

Results of Operations Three Months Ended October 31, 2011

Revenue

For the three months ended October 31, 2011, we have had no revenues.

Other General and Administration Expenses

For the three months ended October 31, 2011, other general and administration expenses were $11,901. These expenses were attributable to registration costs and professional fees.

Net Loss

The net loss for the three months ended October 31, 2011 was $11,901. This loss was attributable to registration costs and professional fees

Liquidity and Capital Resources

At October 31, 2011, the company had $4,095 in available cash, a decrease of $5,151 from July 31, 2011

Results of Operations Six Months Ended October 31, 2011

Revenue

For the six months ended October 31, 2011, we have had no revenues.

Other General and Administration Expenses

For the six months ended October 31, 2011, other general and administration expenses were $18,905. These expenses were attributable to registration costs and professional fees.

Net Loss

The net loss for the six months ended October 31, 2011 was $18,905. This loss was attributable to registration costs and professional fees

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
101.

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended October 31,2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Statement of Operations, (ii) the Balance Sheet, (iii) the Statement of Cash Flows (iv) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2011	M STREET GALLERY, Inc.

	By:	/s/ Reinhold Mackenroth
Reinhold Mackenroth, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer