Form 10-Q
period 2012-01-31
M Street Gallery Inc.
filed 2012-03-05
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Yes [ ] No [X]

The registrant had 2,645,000 shares of common stock outstanding as of January 31, 2012

M STREET GALLERY, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	January 31, 2012 (UNAUDITED)	April 30, 2011
Assets

Current Assets
Cash	$1,846	$ 14,750

Total current assets	1,846	14,750

Total assets	$1,846	$ 14.750

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$5,000	-
Accrued compensation related party	10,000
Total current liabilities	$15,000	$ 0
Long Term Liabilities	-	-
Total long term liabilities	$0	$ 0

Stockholders’ Equity
Common Stock (50,000,000 shares authorized at $.0001 par, 2,645,000 shares issued and outstanding at January 31, 2011 and April 30, 2011, respectively)	2,645	2,645
Additional paid in capital	13,605	12,105
Accumulated deficit	(29,404)	-

Total Stockholders’ Equity	(13,154)	14,750
Total Liabilities and Stockholders’ Equity	$1,846	$ 14,750

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2012 AND FOR THE PERIOD MARCH 11, 2011 (DATE OF INCEPTION) TO JANUARY 31, 2012

(UNAUDITED)

	Three Months Ended	Nine Months Ended	Operations During Development Stage (Inception) March 11, 2011 to
	January 31, 2012	January 31, 2012	January 31, 2012
Revenues (net)	$2,800	$2,800	$2,800

Expenses	13,299	32,204	32,204

Net (Loss) from operations	$ (10,499)	$(29,404)	$ (29,404)

Net (Loss) per common share, Basic	$(0.00)	$(0.00)	$ 0.00

Weighted average number of common shares outstanding	2,645,000	2,645,000	2,645,000

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND FOR THE PERIOD MARCH 11, 2011 (DATE OF INCEPTION) TO JANUARY 31, 2011

(UNAUDITED)

	Three Months Ended January 31, 2012	Nine Months Ended January 31, 2012	Operations During Development Stage (Inception) March 11, 2011 to January 31, 2012
Cash Flows From Operating Activities:
Net (Loss)	$ (10,499)	$(29,404)	$ (29,404)
Adjustments to reconcile Net (Loss) to Net Cash Provided (Used) in Operating Activities: Expenses Paid by Stockholder		1,500	1,500
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued liabilities	(1,750)	5,000	5,000
Accrued compensation related party	10,000	10,000	10,000
Net Cash (Used) in Operating Activities	(2,249)	(12,904)	(12,904)

Cash Flows From Financing Activities:
Proceeds of Sale of Common Stock to Founder		-	250
Proceeds of Sale of Common Stock		-	14,500

Net cash provided in Financing Activities		-	14,750
Net Increase(Decrease) in Cash	(2,249)	(12,904)	(12,904)

Cash at beginning of period	4,095	14,750	-0-

Cash and at end of period	$1,846	$ 1,846	$ 1,846

Supplemental Disclosures of Cash Flow Information:
Expenses Paid with Cash
Income taxes	$ -0-	$ -0-	$ -0-
Interest expense	$ -0-	$ -0-	$ -0-

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was organized under the laws of the State of Florida on March 11, 2011.

The Company is in the developmental stage. The Company is currently manufacturing and selling a comprehensive supply of one of a kind, oil on canvas, art productions utilizing the Internet. With the recent launch of its functional website, the company is fully operational and achieved its first sale.

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

January 31, 2012

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted an April 30 Fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,846 cash as of January 31, 2012.

Fair Value of Financial Instruments

The Company&146;s financial instruments consist of cash and cash equivalents. The carrying amounts of cash approximate fair value because of the short term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

January 31, 2012

Revenue Recognition

The company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company&146;s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company&146;s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2012.

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

NOTE 4 Related Parties

The officers/stockholders of the Company have incurred De minimis operating costs in their development.

In October, the officers/stockholders of the Company donated two paintings at no cost to the company.

Commencing November 1, 2011 the CEO and President Mr. Mackenroth’s salary of $40,000 per year, is being deferred until there is sufficient working capital. Accrued deferred compensation at January 31, 2012 was $10,000.

NOTE 5 Subsequent Events

The Company has evaluated subsequent events from January 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We were incorporated in the State of Florida on March, 2011, for the purpose of providing an online marketplace for art work created by German artist Reinhold Mackenroth, through the Internet. M Street Gallery is an active participant in the manufacturing and sale of original oil based paintings. We are fully operational and plan to build on that momentum going forward with our business plan. Our website is located at www.MstreetGallery.com.

We offer a modest array of unique and custom oil on canvas artwork, created by German artist Reinhold Mackenroth to individual retail customers. In addition to offering a modest array of unique original artwork, we also offer custom portraits services.

Currently, our website offers 16 original oil based paintings valued in aggregate at an estimated market price of $31,000, as listed on our website.

Results of Operations – Three Months Ended January 31, 2012

Revenue

For the three months ended January 31, 2012, we have had revenues of $2,800

Other General and Administration Expenses

For the three months ended January 31, 2012, other general and administration expenses were $13,299. These expenses were attributable to and professional fees and compensation. The compensation portion totals $10,000, of which has been deferred.

Net Loss

The net loss for the three months ended January 31, 2012 was $10,499. This loss was attributable to and professional fees and compensation.

Liquidity and Capital Resources

At January 31, 2012, the company had $1,846 in available cash, a decrease of $2,249 from October 31, 2011

Results of Operations – Six Months Ended October 31, 2011

Revenue

For the six months ended January 31, 2012, we have had revenues of $2,800.

Other General and Administration Expenses

For the six months ended January 31, 2012, general and administration expenses were $32,204. These expenses were attributable to registration costs, professional fees and compensation. The compensation portion totals $10,000, all of which has been deferred.

Net Loss

The net loss for the six months ended January 31, 2012 was $29,404. This loss was attributable to registration costs, professional fees and compensation.

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
101.

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended January 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statement of Operations, (ii) the Balance Sheet, (iii) the Statement of Cash Flows (iv) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2012	M STREET GALLERY, Inc.

	By:	/s/ Reinhold Mackenroth
Reinhold Mackenroth, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer