Form 10-K
period 2012-04-30
M Street Gallery Inc.
filed 2012-07-13
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number 333-174404
M Street Gallery, Inc. (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 45-1443512 (IRS Employer Identification No.)

815 W. Boynton Beach Blvd., Boynton Beach, Florida 33426 (Address of principal executive offices)

561-200-7721 (Issuer's telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year, April 30, 2012: $2,800

The market value of the common stock held by non-affiliates cannot be estimated since there is no active market for the company's shares.

There were 2,645,000 shares of common stock outstanding as of April 30, 2012.

FORWARD LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "will" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our managements view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, "M Street," "we," "us," "the Company," "our," or "the Registrant" means M Street Gallery, Inc.

PART I

Item 1	Business
Item 1A	Risk Factors
Item 2	Properties
Item 3	Legal Proceedings

PART II
Item 5	Market for Companys Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Managements Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A (T)	Controls and Procedures
Item 9B	Other Information
PART III

Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accounting Fees and Services

PART IV
Item 15	Exhibits, Financial Statement Schedules
Signatures

PART I

ITEM 1. BUSINESS

We were incorporated in the State of Florida on March 11, 2011, for the purpose of providing an online marketplace for art work created by German artist Reinhold Mackenroth through the Internet. We have proceeded with our business plan with obtaining a domain name called www.MstreetGallery.com, purchased by our President, as a gift to our company and have constructed an e-commerce website.

We initiated a website that offers a modest array of unique and custom oil on canvas artwork, created by German artist Reinhold Mackenroth to individual retail customers. Our president has constructed our website. Our president works 30 hours per week coordinating and constructing the website, investigating marketing strategies and creating new artwork. Our costs in developing operations have been minimal to date. Our products are offered at retail prices. In addition to offering a modest array of unique original artwork, we also offer custom portraits services. We also intend to sell advertising banners to manufactures and retailers of art supplies. We are currently reviewing our options to offer Lithographs as a more economically way for customers to purchase artwork created by Mr. Mackenroth. There can be no assurance that we will be able to develop revenue in this area, or any other area.

PRINCIPAL PRODUCTS AND SERVICES.

The discussion of our future business is management's best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable.

We hope to maintain our web site that provides an online marketplace for original oil on canvas artwork produced by German artist Reinhold Mackenroth. Our president has decades of experience in producing and replicating artwork but lacks experience in using the Internet as a point of sale. Our intention is to provide an interactive solution to improve the experience of purchasing original artwork to potential retail customers through our website. Although we have no experience in using the Internet to improve the experience of purchasing artwork, the products and services we intend to offer below may assist.

We hope to develop and maintain our site to permit website visitors to do the following:

  Conveniently view all original art productions 24 hours a day 7 days a week.
  Offer an efficient marketplace in which customers can submit and purchase custom portraits of themselves, loved ones or even pets.
  Cross geographical limitations by the ability to access our website worldwide to those visitors viewing our website in English, since we do not expect to offer our website in different languages and we do not expect to convert our website to any other language nor extend any special customer service to these countries. Most popular search engines such as www.Google.com can be accessed worldwide, and in turn consumers may click on our website from other countries located in or near the United States, such as the Caribbean Islands or as far as Europe. Some of these countries outside the United States may not have the availability of originally produced artwork or the ability to procure custom portraits. Therefore, we hope to provide our services to those countries that may be actively seeking oil on canvas original productions or custom portraits from the United States. We have not conducted any research to support this and its management assumption that this may hopefully be the case.
  Post banners ads for art supplies and frames, and for other interested third parties.
  View information about the products in a more detailed and informative manner.

In summary our planned sources of revenue will be derived from the following:

  The sale of original oil on canvas artwork and custom portraits produced by German artist Reinhold Mackenroth
  Banner Ads

We offer consumers a modest array of original artwork and portraits at retail prices. We intend to emphasize the sale of custom portraits of loved ones and pets, which may not be available in other retail locations, warehouse clubs or mass merchandisers of artwork. We hope to attract consumers to our custom portrait services by making the process as easy as possible, unlike custom portraits of the past where they are normally conducted in person, we can deliver these services through the use of a photograph supplied by the customer delivered to us either through the mail or via email, most commonly we will advise our consumers to supply a photo which is a minimum of 5 inches by 8 inches, to present the needed detail.

We have not developed criteria for pricing of the advertising space; however, we anticipate pricing will be based upon advertisement size, web page placement, content requirements, contract duration and other factors.

We plan to process most of our orders directly online, but due to the delicate nature of some potential orders for multiple original artwork and its shipping requirements, we plan to process those orders by phone. Those individuals who wish to purchase products through our website can do so without any subscription fees. The site is welcome to all retail customers.

Our intention, is to maintain and grow a personalized interactive gallery of all the artwork produced by Mr. Mackenroth where a visitor can view and purchase a modest array of original artwork and custom portrait services with an in depth product description which may not be offered elsewhere.

DISTRIBUTION

We plan to deliver our services mainly through our website and to a much lesser degree certain art shows and exhibits. Within either outlet of sale we expect to utilize third party shippers such as USPS, UPS and or Fedex.

COMPETITIVE BUSINESS CONDITIONS

The conventional method of purchasing and selling artwork for at least the past fifty years has been through person-to-person meeting or brick and mortar type galleries. The public has been reticent to new vehicles or formats through which they would purchase and sell artwork. Competition among artwork retailers has increased as a result of the attractive commercial medium provided by the Internet and the relatively low barriers to enter this market. Therefore, we believe the success of online retailers will depend on their ability to develop brand awareness, offer competitive prices on a broad selection of products, and provide compelling content and superior customer service.

Despite the convenience of the services offered over the Internet or prospectively over our website, many consumers will view conventional methods of obtaining artwork more convenient and offering better customer service.

We will face intense competition in all aspects of the artwork industry.

We will compete with brick and mortar type retail stores as well as on line retailers that also provide art products and services to the public. These companies may offer convenience and customer service superior to our company. In addition, these companies may have better marketing and distribution channels.

We intend to maintain a website that is easy to use that offers a wide product selection at competitive prices. We hope to attract potential customers to our website instead of other companies they are familiar with because they would be able to choose from an array of original art productions, quickly and easily, without being rushed and allowing them the freedom to carry on at their own pace. Also, with our dedication to offering original production custom portraits, with oil on canvas, which may not be available in most galleries or warehouse type stores, we hope to capture the customer who demands a better quality of artwork in its originality and uniqueness.

The art industry is fragmented and regionalized. Our competitive position within the industry is small in light of the fact that we have not generated any revenue. Older, well established artist and dealers with records of success will attract qualified clients away from us. Since we have not generated any revenue, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price, service and selection. We intend to be able to attract and retain customers by offering a unique line of original productions along with the ability to offer custom portrait services. We will offer attractive, competitive pricing and will be responsive to all our customers needs. We will offer in depth descriptions and pictures that captures each art productions color and size and through our multi focused marketing and advertising campaign, as explained further in Plan of Operation, we will utilize as many different marketing outlets as feasible, such as flyers and mailers, industry magazines, newspapers and exhibits and shows.

However, there can be no assurance that we will be able to compete effectively in this highly competitive industry, which could have a material impact upon market acceptance of our website and the products we wish to sell.

EMPLOYEES

We currently have only one employee, who works less than full time, Reinhold Mackenroth, our president and sole director.

GOVERNMENTAL REGULATION ISSUES

We are not now affected by direct government regulation, generally and laws or regulations directly applicable to access to or commerce on the Internet. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition

Item 1A. Risk Factors

Risk Factors Particular to M Street Gallery, Inc
  Our success is heavily dependent upon the continued participation of Reinhold Mackenroth our only Officer and Director, if we lose him our business will have no management.

Our success is heavily dependent upon the continued active participation of our only officer and director, Reinhold Mackenroth. Mr. Mackenroth has experience in the art and lithography industry. However, Mr. Mackenroth has little Internet experience in establishing an Internet e commerce website. Unless Mr. Mackenroth has the financial resources to hire qualified Internet consultants, the presentation and technical aspects of our website may not be able to attract customers to our website. Currently Mr. Mackenroth is not involved with any other business ventures. The only conflict of interest we foresee is that our Mr. Mackenroth may devote time to projects that do not involve us.

    We do not maintain "key person" life insurance on Reinhold Mackenroth life.
    We do not have a written employment agreement with Reinhold Mackenroth.
    There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

B. Mr. Mackenroth is our only officer and director and owns more than 94 percent of the Companys common stock, following this offering and may approve or take actions that may be adverse to your interests

Following this offering, Mr. Makenroth will own approximately 94.5 percent of the outstanding common stock and our voting power. As a result, he alone will be able to exercise control over many matters requiring approval by the board of directors or our stockholders. As a result, he will be able to:

    Control the composition of our board of directors;
    Control our management and policies;
    Determine the outcome of significant corporate transactions.

Additionally, it should be clear that the interests of Mr. Mackenroth may differ entirely from the other shareholders interest.

C. If Customers do not accept an Internet Marketplace for art work via the Internet, we will not generate revenue to operate

Our success depends upon the general acceptance of an on-line marketplace for art work by consumers, specifically those produced by Reinhold Mackenroth.

If customers do not embrace an online marketplace for art work, we will be unable to generate revenue. The market for an electronic marketplace for art work, particularly over the Internet, is in its early stages of development, but is evolving rapidly. We cannot assure that a sufficiently broad base of consumers and businesses will adopt, and continue to use, the Internet to obtain art work, traditionally provided in person-to-person transactions.

We believe that acceptance of an online marketplace for art work via the internet will depend on the following factors, among others:

* The growth of the Internet as a medium for commerce generally, and as a market for art work products in particular

* Development of the necessary Internet network infrastructure to support new technologies and handle the demands placed upon us by our visitors

* A change in the perception among many consumers that an online marketplace is less dependable than obtaining art work through more traditional methods

D. Reinhold Mackenroth, our only Officer and Director will only participate 80% of his time towards the business of M Street Gallery, Inc., this may lead to slower development and growth

Mr. Mackenroth, the Companys president, may participate in other business ventures, which may compete directly or indirectly with the Company, which may lead to less time devoted to the strategic development of the company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Mr. Mackenroth plans to devote at least 80% of his time, towards the business of M Street Gallery, Inc, which consists of 30 or more hours per week. Currently, there are no written policies nor any plans to create a policy that govern these potential conflicts or activities.

E. Reinhold Mackenroth, our only employee, who will work less than full time, may impede our competitiveness and customer experience.

A component of our strategy is to be responsive to our customers needs. Since, Mr. Mackenroth is our only employee who will work less than full time, and until such time that we generate enough revenue to hire additional employees, Mr. Mackenroth must balance his time accordingly. This may impact the level of customer service and our responsiveness to their needs. This may also have a material impact upon market acceptance of our website and the products we wish to sell.

F. We are a Development Stage Company and may not generate enough revenues to stay in business

Because we are in the developmental stage an investor cannot determine if we will ever be profitable. We will experience financial difficulties during our operational development and beyond.

We may be unable to operate profitably, even if we generate revenues. We plan to generate revenues from the sales of art work and advertising through our website, but there can be no assurance that our revenues will exceed our costs.

Investors have no basis upon which to judge our ability to maintain our web site and product line and are unable to forecast our future growth. We have no revenues or revenue sources and yet we have significant costs. We cannot assure that our website will receive enough Internet traffic or purchases to generate revenues or achieve profitability.

Other Investment Risk Factors

A. Purchase of Penny Stocks Can be Risky and these securities will be more difficult to sell even if a market develops

In the event that a public market develops for our securities, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange.

For any transaction involving a penny stock, unless exempt, the rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

B. Absence of Dividends Now and in the Near Future May Affect a Shareholders Return on Investment

We have never paid dividends. We do not anticipating declaring or paying dividends in the foreseeable future, and we intend to retain any future earnings to finance its growth. Our dividends will be at our Board of Directors discretion and contingent upon our financial condition, earnings and capital requirements. An investor should be aware that a dividend, either in cash or shares, may never be paid by the company and therefore, the shares of the company should not be purchase by an investor as an income producing security.

Item 2. Properties

We are presently using office space provided by our President, Reinhold Mackenroth, without charge or contract for lease, at 815 W. Boynton Beach Blvd, Boynton Beach, Florida 33426. Our phone number is 561-200-7721. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings, which involve M Street Gallery, Inc.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  MARKET INFORMATION

  Our securities do not currently, and have not in the past, actively traded on any public market. Thus, there is currently no market for our securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue. The shares of commons tock are quoted in the NASD's OTC Bulletin Board under the symbol "MREY"

  SHAREHOLDERS

  The number of shareholders of record of our Common Stock as of the close of business on April 30, 2012 was 20.

  DIVIDEND POLICY

To date, we have declared no cash dividends on our Common Stock, and we do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

.

Item 6. Selected Financial Data

Not applicable

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in the State of Florida on March 11, 2011, for the purpose of providing an online marketplace for art work created by German artist Reinhold Mackenroth, through the Internet. M Street Gallery is an active participant in the manufacturing and sale of original oil based paintings. We are fully operational and plan to build on that momentum going forward with our business plan. Our website is located at www.MstreetGallery.com.

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

Results of Operations

Revenue

During fiscal 2012 and 2011, we had revenue of $2,800 and $0 respectively. This increase in revenue was attributed to several painting being sold.

Operating Expenses

Our operating expenses for fiscal year 2012 and 2011 were $44,726 and $0. This increase in expenses is attributed to the commencement of operations along with compensation and professional fees. The compensation portion totals $20,000, of which has been deferred until there is sufficient working capital.

Net Loss

We had a net loss of ($41,926) for 2012 compared to a net loss of $0 in fiscal 2011. This increase in net loss is attributable to the increase in operating expenses as discussed above.

Liquidity and Capital Resources

At April 30, 2012 we had $1,074 in available cash compared to $14,750 at April 30, 2011, a decrease of $13,676.

Liabilities

At April 30, 2012, we had total deferred liabilities of $26,750 compared to $0 as of April 30, 2011. This increase is mainly attributable to compensation and accounts payable.

Cash Flows

Cash used in operations at April 30, 2012 were $13,676 compared to $0 as of April 30, 2011.

As of April 30, 2012 the company had assets of $1,074 and liabilities of $26,750 compared to assets of $14,750 and liabilities of $0 as of April 30, 2011. Stockholders deficit as of April 30, 2012 was $25,675 compared to a stockholders equity of $14,750 at April 30, 2011. This loss was attributed to an increase in expenses, accounts payable and compensation.

IITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are audited and included herein beginning on page F-1 of this report.

ITEM 9. CHANGE AND DISAGREEMNTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PRECEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act").  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended April 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting Guidance for Smaller Public Companies .  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of April 30, 2012, based on these criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting.  Management report was not subject to attestation by our registered independent auditors pursuant to temporary rules of the SEC that permit us to provide only management report in this annual report.

Baum & Company, P.A.

Certified Public Accountants

605 Lincoln Road Suite 210

Miami Beach, Florida 33139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

M Street Gallery, Inc.

We have audited the accompanying balance sheets of M Street Gallery, Inc. (A Development Stage Company) as of April 30, 2012 and 2011 and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of M Street Gallery, Inc. (A Development Stage Company) as of April 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Miami Beach, Florida

July 5, 2012

/s/ Baum & Company, P.A.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	April 30, 2012	April 30, 2011
Assets

Current Assets
Cash	$1,074	$ 14,750

Total Current Assets	$1,074	$ 14,750

Total Assets	$1,074	$ 14,750

Liabilities and Stockholders Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 6,750	-
Accrued compensation related party	20,000	-
Total Liabilities	$ 26,750	$ 0

Stockholders Equity (Deficit)
Common Stock (50,000,000 shares authorized at $.0001 par, 2,645,000 shares issued and outstanding at April 30, 2012 and April 30, 2011 respectively)	264	264
Additional paid in capital	15,986	14,486
Accumulated deficit during development Stage	(41,926)	-
Total Stockholders Equity (Deficit)	(25,676)	14,750
Total Liabilities and Stockholders Equity	$ 1,074	$ 14,750

See accompanying notes to financial statements.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED APRIL 30, 2012,

THE PERIOD FROM MARCH 11, 2011 (INCEPTION) TO APRIL 30, 2011

AND CUMULATIVELY FROM MARCH 11, 2011 (INCEPTION) TO APRIL 30, 2012

	Year Ended April 30, 2012	March 11, 2011 (date of inception) to April 30, 2011	Cumulative March 11, 2011(date of inception) to April 30, 2012
Revenues	$2,800	$ -	$2,800

Expenses	44,726	-	44,726

Net (Loss) from Operations Before Provision for Income Tax	$41,926	$ -	$41,926

Provision For Income Tax	$ -	$ -	$ -

Net Loss	$41,926	$ -	$41,926

Net(Loss) per Common Share, Basic	$(0.02)	$(0.00)	$ (0.02)

Weighted average number of common shares outstanding	2,645,000	2,167,917	2,645,000

See accompanying notes to financial statements.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

FROM MARCH 11, 2011 (DATE OF INCEPTION) TO APRIL 30, 2012

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated (Deficit) During the Development Stage	Total Equity (Deficit)
Beginning Balance at March 11, 2011 (Inception)	$ -	$ -	$ -	$ -	$ -

Issuance of Common Stock to Founder at par Value	2,500,000	250	-		250

Issuance of Common Stock for Cash	145,000	14	14,486		14,500

Net loss Year Ended April 30, 2011

Balance at April 30, 2011	2,645,000	264	14,486	-	14,750

Expenses Paid by Stockholder			1,500		1,500

Net (loss) Year Ended April 30, 2012				(41,926)	(41,926)

Balance at April 30, 2012	2,645,000	$ 264	$ 15,986	$ (41,926)	$ (25,676)

See accompanying notes to financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30, 2012,

THE PERIOD FROM MARCH 11, 2011 (INCEPTION) TO APRIL 30, 2011

AND CUMULATIVELY FROM MARCH 11, 2011 (INCEPTION) TO APRIL 30, 2012

	Year Ended April 30, 2012	March 11, 2011 (date of inception) to April 30, 2011	Cumulative March 11, 2011 (date of inception) to April 30, 2012
Cash Flows From Operating Activities:
Net (Loss)	$ (41,926)	$ -	$ (41,926)
Adjustments to reconcile Net (Loss) to Net Cash Provided (Used) in Operating Activities: Expenses Paid by Stockholder	1,500	-	1,500
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued liabilities	6,750	-	6,750
Accrued compensation related party	20,000	-	20,000
Net Cash Used in Operating Activities	(13,676)	-	(13,676)

Cash Flows From Financing Activities:
Proceeds of Sale of Common Stock to Founder	-	250	250
Proceeds from Sale of Common Stock	-	14,500	14,500

Net Cash Provided by Financing Activities	-	$ 14,750	$ 14,750
Net (Decrease) Increase in Cash	(13,676)	$ 14,750	(13,676)

Cash at Beginning of Period	14,750	-0-	-0-
Cash at End of Period	$ 1,074	$ 14,750	$ 1,074

Supplemental Disclosure of Cash Flow Information:
Expenses paid with Cash
Taxes Paid	$ -0-	$ -0-	$ -0-
Interest Expense	$ -0-	$ -0-	$ -0-

See accompanying notes to financial statements.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on March 11, 2011.

The Company is in the developmental stage. The Company plans to develop a distribution channel in the art industry selling a comprehensive supply of one of a kind, oil on canvas, art productions utilizing the Internet. With the recent launch of its functional website, the company has commenced operations.

NOTE 2 Development Stage Company

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,074 cash and equivalents as of April 30, 2012.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Companys net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Companys net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Companys results of operations, financial positions or cash flow

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

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

NOTE 4 Income Taxes

As of April 30, 2012, the Company had net operating losses (NOL's) of approximately $41,926 that expire in 15 years.

Statutory federal income taxes	34%
Valuation allowance	(34)
Effective tax rate	0%

No tax benefit is being accrued due to no current expectation of profits

NOTE 5 Related Parties

The officers/stockholders of the Company have incurred De minimis operating costs in their development.

In October 2011, the officers/stockholders of the Company donated two paintings at no cost to the company, these paintings that were sold were of de minis value and thus no costs of these paintings were reflected on the Companys books. In addition, the officers/stockholder have also consigned paintings to the company for use in its website.

Commencing November 1, 2011 the CEO and President Mr. Mackenroth salary of $40,000 per year, is being deferred until there is sufficient working capital. Accrued deferred compensation at April 30, 2012 was $20,000.

NOTE 6 Subsequent Events

The Company has evaluated subsequent events from April 30, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The directors and executive officers of M Street Gallery, Inc. are as follows:

NAME AND ADDRESS	AGE	POSITIONS HELD
Reinhold Mackenroth	61	President, CEO, Director

Reinhold Mackenroth will serve as the director until our next annual stockholder meeting to be held within six months of our fiscal year's close or until a successor is elected who accepts the position.

Directors are elected for one-year terms. Reinhold Mackenroth will dedicate at least 80% of his time, towards the business of M Street Gallery, Inc., which will also include, but not limited to, accounting and financial reporting.

From 1991 to 2008 (his retirement) he served as the lead sales manager and quality control manager at ORT, a German lithography reproduction company serving the advertising industry. From 2008, Mr. Mackenroth has dedicated his time creating unique and custom artwork. He has also initiated the research and work to building M Street Gallery and its website that will enable visitors of our website the ability to view different artworks with detailed descriptions and pictures. Mr. Mackenroth has dedicated his time to the development of the company by implementing our business plan, raising capital, planning and designing the website and product research.

Item 11. Executive Compensation

The following tables sets for the compensation for all officers and directors

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Earnings ($)	All Other Comp. ($)	Total
Reinhold Mackenroth, CEO	2012	0	0		0	0	0	20,000(1)	20,000

  Compensation for Reinhold Mackenroth has been deferred until there is sufficient working capital

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of April 30, 2012, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Title of Class	Name and Address	No. of Shares	Nature of Ownership	Current % Owned
Common	Reinhold Mackenroth 815 W Boynton Beach Blvd. Boynton Beach, FL 33436	2,500,000	Held of record	94.5%

Item 13. Certain Relationships and Related Transactions

On March 22, 2011, 2,500,000 shares of M Street Gallery, Inc. common stock were sold to Mr. Mackenroth for $250, at par value of $.0001 per share, as founders shares.

Mr. Mackenroth has paid certain legal fees associated with this offering ($1,500), on behalf of the company, as a gift to the company. The aggregate expenses paid by management to date are $1,500. In addition to those expenses that were gifted to the company, Mr. Mackenroth also provides office space to the company at no charge, as a gift to the company.

Other than the sale listed above, we have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of 5% or more of our common stock, or family members of such persons. We are not a subsidiary of any other company. Our President, Reinhold Mackenroth, was our only promoter.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to us for the fiscal year ended April 30, 2012 by Baum & Company, P.A. for fees billed for fiscal years ended April 30, 2012 and April 30, 2011

	Fiscal Year Ended April 30, 2012	Fiscal Year Ended April 30, 2011
Audit Fees (1)	$9,750	$4,500

All Other Fees
Total	$9,750	$4,500

    Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of April 30, 2012 and April 30, 2011 and reviews of the financial statements included in the Company Quarterly Reports On Form 10-Qfor the quarters during such fiscal years.

Item 15. Exhibits

Exhibit Number	Document Description
32	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350

.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Reinhold Mackenroth (Registrant)
Date: July 9 , 2012	/s/ Reinhold Mackenroth (Signature)*
Reinhold Mackenroth, President