Form 10-Q
period 2012-07-31
M Street Gallery Inc.
filed 2012-09-14
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

___________________________________

Commission File Number 333-174404

___________________________________

M STREET GALLERY, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
Florida	45-1443512
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)
815 W. Boynton Beach Blvd., Boynton Beach, FL	33426
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [X]

The registrant had 2,645,000 shares of common stock outstanding as of July 31, 2012

M STREET GALLERY, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	July 31, 2012 (UNAUDITED)	April 30, 2012
Assets

Current Assets
Cash	$ 249	$ 1,074

Total current assets	$ 249	$ 1,074

Total assets	$ 249	$ 1.074

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	8,500	$ 6,750
Accrued compensation related party	30,000	20,000
Total liabilities	$38,500	$ 26,750

Stockholders’ (Deficit)
Common Stock (50,000,000 shares authorized at $.0001 par, 2,645,000 shares issued and outstanding at July 31, 2012 and April 30, 2012, respectively)	264	264
Additional paid in capital	18,786	15,986
Accumulated deficit during development stage	(57,301)	(41,926)

Total Stockholders’ (Deficit)	(38,251)	(25,676)
Total Liabilities and Stockholders’ (Deficit)	$ 249	$ 1,074

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011AND CUMULATIVELY FROM MARCH 11, 2011 (DATE OF INCEPTION) TO JULY 31, 2012

(UNAUDITED)

	Three Months Ended	Three Months Ended	Cumulative From March 11, 2011 (Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012
Revenues (net)	$ -	$ -	$ 2,800

Operating Expenses	15,375	7,004	60,101

Net (Loss) from Operations Before Provision for Income Tax	$ (15,375)	$ (7,004)	$(57,301)

Provision For Income Tax	-	-	-

Net (Loss)	$ (15,375)	$ (7,004)	$(57,301)

Net (Loss) per common share, Basic	$(0.00)	$(0.00)	$ (0.02)

Weighted average number of common shares outstanding	2,645,000	2,645,000	2,645,000

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011 AND CUMULATIVELY FROM MARCH 11, 2011 (DATE OF INCEPTION) TO JULY 31, 2012

(UNAUDITED)

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Cumulative From March 11, 2011 (Inception) to July 31, 2012
Cash Flows From Operating Activities:
Net (Loss)	$(15,375)	$(7,004)	$(57,301)
Adjustments to reconcile Net (Loss) to Net Cash Provided (Used) in Operating Activities: Expenses paid by stockholder	-	1,500	1,500

Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	1,750	-	8,500
Increase in accrued compensation related party	10,000	-	30,000
Net Cash (Used) in Operating Activities	(3,625)	(5,504)	(17,301)

Cash Flows From Financing Activities:
Proceeds of Sale of Common Stock to Founder	-	-	250
Proceeds of sale of common stock	-	-	14,500
Capital contribution by shareholder	2,800	-	2,800
Net cash provided in Financing Activities	2,800	-	$ 17,550
Net Increase(Decrease) in Cash	(825)	(5,504)	249

Cash beginning of period	$1,074	14,750	-0-

Cash end of period	$ 249	$ 9,246	$ 249

Supplemental Disclosures of Cash Flow Information:
Expenses Paid with Cash
Income taxes	0	0	0
Interest expense	0	0	0

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was organized under the laws of the State of Florida on March 11, 2011.

The Company is in the developmental stage. The Company is currently manufacturing and selling a comprehensive supply of one of a kind, oil on canvas, art productions utilizing the Internet. With the recent launch of its functional website, the company is operational and achieved its first sale.

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

The financial information included herein as of July 31, 2012, and for the three month periods ended July 31, 2012 and 2011, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $249 cash as of July 31, 2012.

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

July 31, 2012

Revenue Recognition

The company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial positions or cash flow.

NOTE 3 Capital Transactions

In March 2011, the Company sold 2,500,000 shares of their restricted common stock to the President and Founder of the company for $250.

In March 2011, the Company sold 91,000 shares of their restricted common stock, under Regulation S of the Securities Act of 1933, as amended, for the above issuances to non US citizens or residents. The shares were offered at a per share price of $.10, for an aggregate sum of $9,100.

In April, 2011, Pursuant to Rule 505 of Regulation D of the Securities Act of 1933, as amended, the company sold 54,000 shares of restricted common stock for $5,400.

In May, 2011, $1,500 in legal costs associated with the registration was paid for by a principal stockholder as a gift to the company, and thus was accounted for as contributed capital.

In June and July 2012, a total of $2,800 was contributed to the company by a principal stockholder, as a gift to the company, and was accounted for as contributed capital.

NOTE 4 Related Parties

The officers/stockholders of the Company currently receive no compensation for their services to the Company. Additionally, they have incurred de minimis operating costs in their development.

In October, the officers/stockholders of the Company donated two paintings at no cost to the company.

Commencing November 1, 2011 the CEO and President Mr. Mackenroth was to receive a salary of $40,000 per year. This is deferred until funds are available.

NOTE 5 Income Taxes

As of July 31, 2012, the company had a net operating loss carry forward for income tax reporting purposes of $57,301 that expire in 15 years.

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

No tax benefit is being accrued due to no current expectation of profits.

NOTE 6 Subsequent Events

The Company has evaluated subsequent events from July 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We were incorporated in the State of Florida on March 11, 2011, for the purpose of providing an online marketplace for art work created by German artist Reinhold Mackenroth, through the internet. M Street Gallery is an active participant in the creation and sale of original oil based paintings. We are fully operational and plan to build on that momentum going forward with our business plan. Our website is located at www.MstreetGallery.com.

We offer a modest array of unique and custom oil on canvas artwork, created by German artist Reinhold Mackenroth to individual retail customers. In addition, we also offer custom portraits services.

Currently, we offer 18 original oil based paintings valued in aggregate at an estimated market price of $34,000, as listed on our website.

Results of Operations Three Months Ended July 31, 2012 compared to the Three Months Ended July 31, 2011

Revenue

For the three months ended July 31, 2012 and the three months ended July 31, 2011, we have had no revenues.

Other General and Administration Expenses

For the three months ended July 31, 2012, other general and administration expenses were $15,375 compared to $7,004 for the three months ended July 31, 2011. This increase of $8,371 or 120% in expenses were attributable to professional fees and compensation, whereas the expenses for the three months ended July 31, 2011, were attributable to mainly registration costs. The $10,000 in compensation has been deferred until funds are available.

For the three months ended July 31, 2012 a total of $2,800 was contributed to the company by a principal stockholder, as a gift to the company, and thus was accounted for as contributed capital. For the three months ended July 31, 2011 a total of $1,500 of expenses were directly paid by a principal stockholder, as a gift to the company.

Net Loss

The net loss for the three months ended July 31, 2012 was $15,375 compared to $7,004 for the three months ended July 31, 2011. This increase of $8,371or 120% in losses was attributable to the above items.

Liquidity and Capital Resources

At July 31, 2012, the company had $249 in available cash compared to $1,074 in available cash at April 30, 2012.

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
101.

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended July 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statement of Operations, (ii) the Balance Sheet, (iii) the Statement of Cash Flows (iv) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2012	M STREET GALLERY, Inc.

	By:	/s/ Reinhold Mackenroth
Reinhold Mackenroth, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer