Form 10-Q
period 2012-10-31
M Street Gallery Inc.
filed 2012-12-12
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Yes [ ] No [X]

The registrant had 2,645,000 shares of common stock outstanding as of October 31, 2012

M STREET GALLERY, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	October 31, 2012 (UNAUDITED)	April 30, 2012
Assets

Current Assets
Cash	$ 204	$ 1,074

Total current assets	$ 204	$ 1,074

Total assets	$ 204	$ 1,074

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$6,750	$ 6,750
Accrued compensation related party	40,000	20,000
Total liabilities	$46,750	$ 26,750

Stockholders’ (Deficit)
Common Stock (50,000,000 shares authorized at $.0001 par, 2,645,000 shares issued and outstanding at October 31, 2012 and April 30, 2012, respectively)	264	264
Additional paid in capital	22,686	15,986
Accumulated deficit during development stage	(69,496)	(41,926)

Total Stockholders’ (Deficit)	(46,546)	(25,676)
Total Liabilities and Stockholders’ (Deficit)	$ 204	$ 1,074

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011 AND CUMULATIVELY FROM MARCH 11, 2011 (DATE OF INCEPTION) TO

OCTOBER 31, 2012

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Cumulative From March 11, 2011 (Inception) to
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011	October 31, 2012
Revenues (net)	$ -	$ -	$ -	$2,800	$ 2,800

Operating Expenses	12,195	11,901	27,570	18,905	72,296

Net (Loss) from Operations Before Provision for Income Tax	$ (12,195)	$ (11,901)	$(27,570)	$(16,105)	$(69,496)

Provision For Income Tax	-	-	-	-	-

Net (Loss)	$ (12,195)	$ (11,901)	$(27,570)	$(16,105)	$(69,496)

Net (Loss) per common share, Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$ (0.03)

Weighted average number of common shares outstanding	2,645,000	2,645,000	2,645,000	2,645,000	2,645,000

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011 AND CUMULATIVELY FROM MARCH 11, 2011 (DATE OF INCEPTION) TO

OCTOBER 31, 2012

(UNAUDITED)

	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	Cumulative From March 11, 2011 (Inception) to October 31, 2012
Cash Flows From Operating Activities:
Net (Loss)	$(27,570)	$(16,105)	$(69,496)
Adjustments to reconcile Net (Loss) to Net Cash Provided (Used) in Operating Activities: Expenses paid by stockholder	-	1,500	1,500

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	-	(2,982)	-

Increase (Decrease) in accounts payable and accrued liabilities	-	6,932	6,750
Increase in accrued compensation related party	20,000	-	40,000
Net Cash (Used) in Operating Activities	(7,570)	(10,655)	(21,246)

Cash Flows From Financing Activities:
Proceeds of sale of common stock to founder	-	-	250
Proceeds of sale of common stock	-	-	14,500
Capital contribution by shareholder	6,700	-	6,700
Net cash provided in financing activities	$ 6,700	-	$ 21,450
Net Increase(Decrease) in cash	(870)	(10,655)	204

Cash beginning of period	1,074	14,750	-0-

Cash end of period	$ 204	$ 4,095	$ 204

Supplemental Disclosures of Cash Flow Information:
Expenses paid with cash
Income taxes	$0	$0	$0
Interest expense	$0	$0	$0

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was organized under the laws of the State of Florida on March 11, 2011.

The Company is in the developmental stage. The Company is currently manufacturing and selling a comprehensive supply of one of a kind, oil on canvas, art productions utilizing the Internet.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development stage company is one which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues to date.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US Dollars.

The financial information included herein as of October 31, 2012, for the three and six month period ended October 31, 2012 and 2011, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $204 cash as of October 31, 2012.

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

October 31, 2012

Revenue Recognition

The company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

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

In May, 2011, $1,500 in legal costs associated with the registration was paid for by a principal stockholder as a gift to the company, and was accounted for as contributed capital.

In June and July 2012, a total of $2,800 was contributed to the company by a principal stockholder, as a gift to the company, and was accounted for as contributed capital.

In August 2012, a total of $3,900 was contributed to the company by a principal stockholder, as a gift to the company, and was accounted for as contributed capital.

NOTE 4 Related Parties

Commencing November 1, 2011 the CEO and President Mr. Mackenroth has begun accruing a salary of $40,000 per year. This deferred compensation will continue until funds are available.

NOTE 5 Income Taxes

As of October 31, 2012, the company had a net operating loss carry forward for income tax reporting purposes of $69,496 that expire in 15 years.

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

No tax benefit is being accrued due to no current expectation of profits.

NOTE 6 Subsequent Events

The Company has evaluated subsequent events from October 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

Results of Operations Three Months and Six Months Ended October 31, 2012 compared to the Three Months and Six Months Ended October 31, 2011

Revenue

For the three and six months ended October 31, 2012, we have had no revenue. For the three and six months ended October 31, 2011, we had revenue of $0 and $2,800 respectively.

Other General and Administration Expenses

For the three and six months ended October 31, 2012, other general and administration expenses were $12,195 and $27,570 as compared to $11,901and $18,905 for the three months and six months ended October 31, 2011. The increase of $294 or 2% for the three months period ended October 31, 2012 and 2011 is viewed as the normalization of our quarterly expenses, now that costs associated with registration have been completed; these expenses are mainly focused on compensation and professional fees. The increase of $8,665 or 45% for the six months period ended October 31, 2012 and 2011 are costs mainly associated with compensation and professional fees. The $10,000 in compensation has been deferred until funds are available.

Net Loss

The net loss for the three and six months ended October 31, 2012 was $12,195 and $27,570 as compared to $11,901 and $18,905 for the comparable periods in 2011. Changes in loses is a result of the above items listed.

Liquidity and Capital Resources

At October 31, 2012, the company had $204 in available cash compared to $1,074 in available cash at April 30, 2012.

For the three months ended October 31, 2012 a total of $3,900 was contributed to the company by a principal stockholder, as a gift to the company, and thus was accounted for as contributed capital.

Since our current available cash is $204, our principal stockholder has made a commitment to continue providing the company with needed capital contributions until the foreseeable future.

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
101.

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended October 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statement of Operations, (ii) the Balance Sheet, (iii) the Statement of Cash Flows (iv) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 11, 2012	M STREET GALLERY, Inc.

	By:	/s/ Reinhold Mackenroth
Reinhold Mackenroth, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer