Form 10-Q
period 2013-01-31
M Street Gallery Inc.
filed 2013-03-14
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

___________________________________

Commission File Number 333-174404

___________________________________

M STREET GALLERY, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Florida	45-1443512
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)
5175 Club Rd., Haverhill, FL	33415
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [X]

The registrant had 2,645,000 shares of common stock outstanding as of January 31, 2013

M STREET GALLERY, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	January 31, 2013 (UNAUDITED)	April 30, 2012
Assets

Current Assets
Cash	$ 209	$ 1,074

Total current assets	$ 209	$ 1,074

Total assets	$ 209	$ 1,074

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$5,000	$ 6,750
Accrued compensation related party	50,000	20,000
Total liabilities	$55,000	$ 26,750

Stockholders’ (Deficit)
Common Stock (50,000,000 shares authorized at $.0001 par, 2,645,000 shares issued and outstanding at January 31, 2013 and April 30, 2012, respectively)	264	264
Additional paid in capital	26,636	15,986
Accumulated deficit during development stage	(81,691)	(41,926)

Total Stockholders’ (Deficit)	(54,791)	(25,676)
Total Liabilities and Stockholders’ (Deficit)	$ 209	$ 1,074

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND CUMULATIVELY FROM MARCH 11, 2011 (DATE OF INCEPTION) TO

JANUARY 31, 2013

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Cumulative From March 11, 2011 (Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012	January 31, 2013
Revenues (net)	$ -	$ 2,800	$ -	$2,800	$ 2,800

Operating Expenses	12,195	13,299	39,765	32,204	84,491

Net (Loss) from Operations Before Provision for Income Tax	$ (12,195)	$ (10,499)	$(39,765)	$(29,404)	$(81,691)

Provision For Income Tax	-	-	-	-	-

Net (Loss)	$ (12,195)	$ (10,499)	$(39,765)	$(29,404)	$(81,691)

Net (Loss) per common share, Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$ (0.03)

Weighted average number of common shares outstanding	2,645,000	2,645,000	2,645,000	2,645,000	2,645,000

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND CUMULATIVELY FROM MARCH 11, 2011 (DATE OF INCEPTION) TO

JANUARY 31, 2013

(UNAUDITED)

	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012	Cumulative From March 11, 2011 (Inception) to January 31, 2013
Cash Flows From Operating Activities:
Net (Loss)	$(39,765)	$(29,404)	$(81,691)
Adjustments to reconcile Net (Loss) to Net Cash Provided (Used) in Operating Activities: Expenses paid by stockholder	-	1,500	1,500

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	-	-	-

Increase (Decrease) in accounts payable and accrued liabilities	(1,750)	5,000	5,000
Increase in accrued compensation related party	30,000	10,000	50,000
Net Cash (Used) in Operating Activities	(11,515)	(12,904)	(25,191)

Cash Flows From Financing Activities:
Proceeds of sale of common stock to founder	-	-	250
Proceeds of sale of common stock	-	-	14,500
Capital contribution by shareholder	10,650	-	10,650
Net cash provided in financing activities	$ 10,650	-	$ 25,400
Net Increase(Decrease) in cash	(865)	(12,904)	209

Cash beginning of period	1,074	14,750	-0-

Cash end of period	$ 209	$ 1,846	$ 209

Supplemental Disclosures of Cash Flow Information:
Expenses paid with cash
Income taxes	$0	$0	$0
Interest expense	$0	$0	$0

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was organized under the laws of the State of Florida on March 11, 2011.

The Company is in the developmental stage. The Company’s plan is to manufacture and sell a comprehensive supply of one of a kind oil on canvas art productions utilizing its website.

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

The financial information included herein as of January 31, 2013, for the three and nine month period ended January 31, 2013 and 2012, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $209 cash as of January 31, 2013.

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

January 31, 2013

Revenue Recognition

The company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

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

In May, 2011, $1,500 in legal costs associated with the registration was paid for by a principal stockholder/officer as a gift to the company and was accounted for as contributed capital.

In June and July 2012, a total of $2,800 was contributed to the company by a principal stockholder/officer as a gift to the company and was accounted for as contributed capital.

In August 2012, a total of $3,900 was contributed to the company by a principal stockholder/officer as a gift to the company, and was accounted for as contributed capital.

In November 2012 and January 2013, a total of $3,950 was contributed to the company by a principal stockholder/officer as a gift to the company, and was accounted for as contributed capital.

NOTE 4 Related Parties

Commencing November 1, 2011 the CEO and President Mr. Mackenroth has begun accruing a salary of $40,000 per year. The payment of this will be deferred until funds are available.

NOTE 5 Income Taxes

As of January 31, 2013, the company had a net operating loss carry forward for income tax reporting purposes of $81,961 that expire in 15 years.

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

No tax benefit is being accrued due to no current expectation of profits.

NOTE 6 Subsequent Events

The Company has evaluated subsequent events from January 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We were incorporated in the State of Florida on March 11, 2011, for the purpose of providing an online marketplace for art work created by German artist Reinhold Mackenroth, on the internet. M Street Gallery is an active participant in the creation and sale of original oil based paintings. We are fully operational and plan to build on that momentum going forward with our business plan. Our website is located at www.MstreetGallery.com.

We offer a modest array of unique and custom oil on canvas artwork, created by German artist Reinhold Mackenroth, marketed towards individual retail customers. In addition, we also offer custom portraits services.

Results of Operations – Three Months and Nine Months Ended January 31, 2013 compared to the Three Months and Six Months Ended January 31, 2012

Revenue

For the three and nine months ended January 31, 2013, we have had no revenue. For the three and nine months ended January 31, 2012, we had revenue of $2,800 and $2,800 respectively.

Other General and Administration Expenses

For the three and nine months ended January 31, 2013, other general and administration expenses were $12,195 and $39,765 as compared to $13,299 and $32,204 for the three months and six months ended January 31, 2012. The decrease of $1,104 or 8.3% for the three months period ended January 31, 2013 and 2012 is viewed as the normalization of our quarterly expenses, now that costs associated with registration have been completed; these expenses are mainly focused on compensation and professional fees. The increase of $7,561 or 23.5% for the nine months period ended January 31, 2013 and 2012 are costs mainly associated with compensation and professional fees. The $10,000 in compensation has been deferred until funds are available.

Net Loss

The net loss for the three and nine months ended January 31, 2013 was $12,195 and $39,765 as compared to $13,299 and $32,204 for the comparable periods in 2012. Change in losses is a result of the above items listed.

Liquidity and Capital Resources

At January 31, 2013, the company had $209 in available cash compared to $1,074 in available cash at April 30, 2012.

For the three months ended January 31, 2013 a total of $3,950 was contributed to the company by a principal stockholder as contributed capital to the company.

Since our current available cash is $209, our principal stockholder has made a commitment to continue providing the company with needed capital contributions until the foreseeable future.

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
101.

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended January 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statement of Operations, (ii) the Balance Sheet, (iii) the Statement of Cash Flows (iv) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2013	M STREET GALLERY, Inc.

	By:	/s/ Reinhold Mackenroth
Reinhold Mackenroth, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer