Form 10-K
period 2013-04-30
M Street Gallery Inc.
filed 2013-08-26
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number 333-174404
M Street Gallery, Inc. (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 45-1443512 (IRS Employer Identification No.)

5175 Club Rd. Haverhill, Florida 33415 (Address of principal executive offices)

561-200-7721 (Issuer's telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year, April 30, 2013: $0

The market value of the common stock held by non-affiliates cannot be estimated since there is no active market for the company's shares.

There were 2,645,000 shares of common stock outstanding as of April 30, 2013.

FORWARD LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "will" and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, "M Street," "we," "us," "the Company," "our," or "the Registrant" means M Street Gallery, Inc.

PART I

Item 1	Business
Item 1A	Risk Factors
Item 2	Properties
Item 3	Legal Proceedings

PART II
Item 5	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A (T)	Controls and Procedures
Item 9B	Other Information
PART III

Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accounting Fees and Services

PART IV
Item 15	Exhibits, Financial Statement Schedules
Signatures

PART I

ITEM 1. BUSINESS

We were incorporated in the State of Florida on March 11, 2011, for the purpose of providing an online marketplace for art work created by German artist Reinhold Mackenroth through the Internet.

We currently have a website that offers a modest array of unique and custom oil on canvas artwork, created by German artist Reinhold Mackenroth to individual retail customers. Our president has constructed our website. Our costs in developing operations have been minimal to date. Our products are offered at retail prices. In addition to offering a modest array of unique original artwork, we also offer custom portraits services. We also intend to sell advertising banners to manufactures and retailers of art supplies. We are currently reviewing our options to offer Lithographs as a more economically way for customers to purchase artwork created by Mr. Mackenroth. There can be no assurance that we will be able to develop revenue in this area, or any other area.

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

EMPLOYEES

Currently, we have two employees, both of which works less than full time.

Reinhold Mackenroth, our president and sole director. His duties consist of the management of operations, business plan and the development of all the offered artwork.

Kevin Monahan, our vice president, his duties include accounting and financial filings as well as other sundry items.

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

Risk Factors Particular to M Street Gallery, Inc
  Our success is heavily dependent upon the continued participation of Reinhold Mackenroth President and Director, if we lose him our business will fail.

Our success is heavily dependent upon the continued active participation of our president and director, Reinhold Mackenroth. Mr. Mackenroth has experience in the art and lithography industry. However, Mr. Mackenroth has little Internet experience in establishing an Internet e commerce website. Unless Mr. Mackenroth has the financial resources to hire qualified Internet consultants, the presentation and technical aspects of our website may not be able to attract customers to our website. Currently Mr. Mackenroth is not involved with any other business ventures. The only conflict of interest we foresee is that our Mr. Mackenroth may devote time to projects that do not involve us.

    We do not maintain "key person" life insurance on Reinhold Mackenroth life.
    We do not have a written employment agreement with Reinhold Mackenroth.
    There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

B. Mr. Mackenroth our president and director and owns more than 94 percent of the Company’s common stock and may approve or take actions that may be adverse to your interests

Mr. Makenroth owns approximately 94.5 percent of the outstanding common stock and our voting power. As a result, he alone will be able to exercise control over many matters requiring approval by the board of directors or our stockholders. As a result, he will be able to:

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

We believe that acceptance of an online marketplace for art work via the internet will depend on the following factors, among others:

* The growth of the Internet as a medium for commerce generally, and as a market for art work products in particular

* Development of the necessary Internet network infrastructure to support new technologies and handle the demands placed upon us by our visitors

* A change in the perception among many consumers that an online marketplace is less dependable than obtaining art work through more traditional methods

D. Reinhold Mackenroth, our president and director will only participate 80% of his time towards the business of M Street Gallery, Inc., this may lead to slower development and growth

Mr. Mackenroth, the Companys president, may participate in other business ventures, which may compete directly or indirectly with the Company, which may lead to less time devoted to the strategic development of the company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Mr. Mackenroth plans to devote at least 80% of his time, towards the business of M Street Gallery, Inc. Currently, there are no written policies nor any plans to create a policy that govern these potential conflicts or activities.

E. Reinhold Mackenroth, our president works less than full time, this may impede our competitiveness and customer experience.

A component of our strategy is to be responsive to our customers needs. Since, Mr. Mackenroth only works less than full time, and until such time that we generate enough revenue to hire additional employees, Mr. Mackenroth must balance his time accordingly. This may impact the level of customer service and our responsiveness to their needs. This may also have a material impact upon market acceptance of our website and the products we wish to sell.

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

Item 2. Properties

We are presently using office space provided by our President, Reinhold Mackenroth, without charge or contract for lease, at 5175 Club Road, Haverhill, Florida 33415. Our phone number is 561-200-7721. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings, which involve M Street Gallery, Inc.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  MARKET INFORMATION

  Our securities do not currently, and have not in the past, actively traded on any public market. Thus, there is currently no market for our securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue. The shares of common stock are quoted in the NASD's OTC Bulletin Board under the symbol "MREY"

  SHAREHOLDERS

  The number of shareholders of record of our Common Stock as of the close of business on April 30, 2013 was 20.

  DIVIDEND POLICY

To date, we have declared no cash dividends on our Common Stock, and we do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

.

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Revenue

During fiscal 2013 and 2012, we had revenue of $ and $2,800 respectively. This decrease in revenue was attributed to a lack painting being sold. The lack of paintings being sold is attributable to a lack of funding to promote our company and artwork.

Operating Expenses

Our operating expenses for fiscal year 2013 and 2012 were $52,784 and $44,726. This increase of approximately 18% in expenses is attributed to the commencement of operations along with compensation and professional fees. The compensation portion totals $60,000, of which has been deferred.

Net Loss

We had a net loss of $(52,784) in fiscal 2013 compared to a net loss of $(41,926) for 2012. This increase of 26% in net loss is attributable to the increase in operating expenses as discussed above.

Liquidity and Capital Resources

At April 30, 2013 we had $164 in available cash compared to $1,074 at April 30, 2012, a decrease of $910.

Liabilities

At April 30, 2013, we had total liabilities of $67,974 compared to $26,750 as of April 30, 2012. This increase is mainly attributable to compensation and accounts payable.

Cash Flows

Cash used in operations at April 30, 2013 were $11,560 compared to $13,676 as of April 30, 2012.

As of April 30, 2013 the company had assets of $164 and liabilities of $67,974..

Stockholders deficit as of April 30, 2013 was $67,810 compared to a stockholders deficit of $25,676 at April 30, 2012. This 264% increase in loss was attributed to no revenue being generated with an increase in expenses, accounts payable and compensation.

IITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are audited and included herein beginning on page F-1 of this report.

ITEM 9. CHANGE AND DISAGREEMNTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PRECEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act").  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended April 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting Guidance for Smaller Public Companies .  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of April 30, 2013, based on these criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered independent auditors pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Baum & Company, P.A.

Certified Public Accountants

1688 Meridian Avenue, Suite 504

Miami Beach, Florida 33139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

M Street Gallery, Inc.

We have audited the accompanying balance sheets of M Street Gallery, Inc. (A Development Stage Company) as of April 30, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of M Street Gallery, Inc. (A Development Stage Company) as of April 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Miami Beach, Florida

August 22, 2013

/s/ Baum & Company, P.A.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	April 30, 2013	April 30, 2012
Assets

Current Assets
Cash	$ 164	$1,074

Total Current Assets	$ 164	$1,074

Total Assets	$ 164	$1,074

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 7,974	$ 6,750
Accrued compensation related party	60,000	20,000
Total Liabilities	$ 67,974	$ 26,750

Stockholders’ Equity (Deficit)
Common Stock (50,000,000 shares authorized at $.0001 par, 2,645,000 shares issued and outstanding at April 30, 2013 and April 30, 2012 respectively)	264	264
Additional paid in capital	26,636	15,986
Accumulated deficit during development Stage	(94,710)	(41,926)
Total Stockholders’ Equity (Deficit)	(67,810)	(25,676)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 164	$ 1,074

See accompanying notes to financial statements.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2013, APRIL 30 2012

AND CUMULATIVELY FROM MARCH 11, 2011 (INCEPTION) TO APRIL 30, 2013

	Year Ended April 30, 2013	Year Ended April 30, 2012	Cumulative March 11, 2011(date of inception) to April 30, 2013
Revenues	$ -	$2,800	$2,800

Expenses	52,784	44,726	97,510

Net (Loss) from Operations Before Provision for Income Tax	$(52,784)	$(41,926)	$(94,710)

Provision for Income Tax	$ -	$ -	$ -

Net (Loss)	$(52,784)	$(41,926)	$(94,710)

Net(Loss) per Common Share, Basic	$(0.02)	$(0.02)	$ (0.04)

Weighted average number of common shares outstanding	2,645,000	2,645,000	2,645,000

See accompanying notes to financial statements.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

FROM MARCH 11, 2011 (DATE OF INCEPTION) TO APRIL 30, 2013

	Common Shares	Common Stock Amount	Additional Paid in Capital	(Loss) Accumulated During the Development Stage	Total Equity (Deficit)
Beginning Balance at March 11, 2011 (Inception)	$ -	$ -	$ -	$ -	$ -

Issuance of Common Stock to Founder at par Value	2,500,000	250	-	-	250

Issuance of Common Stock for Cash	145,000	14	14,486	-	14,500

Net loss Year Ended April 30, 2011	-	-	-	-	-

Balance at April 30, 2011	2,645,000	264	14,486	-	14,750

Expenses Paid by Stockholder	-	-	1,500	-	1,500

Net (loss) Year Ended April 30, 2012	-	-	-	(41,926)	(41,926)

Balance at April 30, 2012	2,645,000	$ 264	$ 15,986	$ (41,926)	$ (25,676)

Net (loss) Year Ended April 30, 2013	-	-	-	(52,784)	(52,784)

Contributed Capital	-	-	10,650	-	-

Balance at April 30, 2013	2,645,000	$ 264	$26,636	$(94,710)	67,810

See accompanying notes to financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2013, APRIL 30, 2012

AND CUMULATIVELY FROM MARCH 11, 2011 (INCEPTION) TO APRIL 30, 2013

	Year Ended April 30, 2013	Year Ended April 30, 2012	Cumulative March 11, 2011 (date of inception) to April 30, 2013
Cash Flows From Operating Activities:
Net (Loss)	$(52,784)	$ (41,926)	$ (94,710)
Adjustments to reconcile Net (Loss) to Net Cash Provided (Used) in Operating Activities: Expenses Paid by Stockholder	-	1,500	1,500
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued liabilities	1,224	6,750	7,974
Accrued compensation related party	40,000	20,000	60,000
Net Cash Used in Operating Activities	(11,560)	(13,676)	(25,236)

Cash Flows From Financing Activities:
Proceeds of Sale of Common Stock to Founder	-	-	250
Proceeds from Sale of Common Stock	-	-	14,500
Contribution of Capital	10,650		10,650
Net Cash Provided by Financing Activities	10,650	-	$ 25,400
Net (Decrease) Increase in Cash	(910)	(13,676)	(25,236)

Cash at Beginning of Period	$ 1,074	14,750	-0-
Cash at End of Period	$ 164	$ 1,074	$ 164

Supplemental Disclosure of Cash Flow Information:
Expenses paid with Cash
Taxes Paid	$ -0-	$ -0-	$ -0-
Interest Expense	$ -0-	$ -0-	$ -0-

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on March 11, 2011.

The Company is in the developmental stage. The Company offers a comprehensive supply of one of a kind, oil on canvas, art productions utilizing the Internet.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $164 cash and equivalents as of April 30, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Companys results of operations, financial positions or cash flow.

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2013

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

Throughout the 2013 fiscal year, the company received a total of $10,650 from its president, at no cost to the company, and is accounted for as a contribution of capital.

NOTE 4 Income Taxes

As of April 30, 2013, the Company had net operating losses (NOL's) of approximately $94,710 that expire in 15 years.

Statutory federal income taxes	34%
Valuation allowance	(34)
Effective tax rate	0%

No tax benefit is being accrued due to no current expectation of profits

NOTE 5 Related Parties

The Company has relied on the contributions of Mr. Mackenroth, during the commencement and the current operations of the company. As of April 30, 2013 his contributions consisted of two paintings and $12,150. These contributions have been made without any agreements and at no cost to the company.

As of November 1, 2011 the CEO and President Mr. Mackenroth’s salary of $40,000 per year has been deferred until there is sufficient working capital. Total accrued deferred compensation at April 30, 2013 was $60,000.

NOTE 6 Subsequent Events

The Company has evaluated subsequent events from April 30, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The directors and executive officers of M Street Gallery, Inc. are as follows:

NAME AND ADDRESS	AGE	POSITIONS HELD
Reinhold Mackenroth	62	President, CEO, Director
Kevin Monahan	41	Vice President

Reinhold Mackenroth will serve as the director until our next annual stockholder meeting to be held within six months of our fiscal year's close or until a successor is elected who accepts the position.

Directors are elected for one-year terms. Reinhold Mackenroth will dedicate at least 80% of his time, towards the business of M Street Gallery, Inc.

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

Kevin Monahan, graduated from the University of St. Johns in 1994. He began his career as a licensed trader from 1996 until 2000. From 2000-2012 he was president of Monahan Consulting Inc., a management consulting company assisting small and mid-size companies with their development, accounting and regulatory guidance. Mr. Monahan donates his time to the company, at no charge, assisting the company with its accounting and preparation of regulatory filings.

Item 11. Executive Compensation

The following tables sets for the compensation for all officers and directors

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Earnings ($)	All Other Comp. ($)	Total
Reinhold Mackenroth, CEO	2012	0	0		0	0	0	20,000(1)	20,000

Reinhold Mackenroth, CEO	2013	0	0		0	0	0	40,000(1)	40,000
Kevin Monahan VP	2013	0	0					0	0

  Compensation for Reinhold Mackenroth has been deferred until there is sufficient working capital

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of April 30, 2013, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Title of Class	Name and Address	No. of Shares	Nature of Ownership	Current % Owned
Common	Reinhold Mackenroth 5175 Club Rd. Haverhill, FL 33415	2,500,000	Held of record	94.5%

Item 13. Certain Relationships and Related Transactions

On March 22, 2011, 2,500,000 shares of M Street Gallery, Inc. common stock were sold to Mr. Mackenroth for $250, at par value of $.0001 per share, as founders shares.

Mr. Mackenroth has paid certain legal fees associated with the company’s offering ($1,500), on behalf of the company, as a gift to the company. Mr. Mackenroth has also contributed capital to the company during the 2013 fiscal year totaling 10,650. In addition to those funds that were gifted to the company, Mr. Mackenroth also provides office space to the company at no charge, as a gift to the company.

Other than the sale listed above, we have not entered into any transactions with our officers, directors, persons nominated for such positions, beneficial owners of 5% or more of our common stock, or family members of such persons. We are not a subsidiary of any other company. Our President, Reinhold Mackenroth, was our only promoter.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to us for the fiscal year ended April 30, 2013 by Baum & Company, P.A. for fees billed for fiscal years ended April 30, 2013 and April 30, 2012

	Fiscal Year Ended April 30, 2013	Fiscal Year Ended April 30, 2012
Audit Fees (1)	$9,750	$9,750

All Other Fees
Total	$9,750	$9,750

    Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of April 30, 2013 and April 30, 2012 and reviews of the financial statements included in the Company’s Quarterly Reports On Form 10-Qfor the quarters during such fiscal years.

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

/s/ Reinhold Mackenroth (Registrant)
Date: August 23, 2013	/s/ Reinhold Mackenroth (Signature)*
Reinhold Mackenroth, President