Form 10-Q
period 2013-07-31
M Street Gallery Inc.
filed 2013-09-13
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

Or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 333-174404

M STREET GALLERY, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Florida	45-1443512
(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)
5175 Club Rd. Haverhill, FL	33415
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]      No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]   Non-accelerated filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]      No [X]

The registrant had 2,645,000 shares of common stock outstanding as of July 31, 2013

M STREET GALLERY, INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	July 31, 2013	April 30, 2013
	(UNAUDITED)
ASSETS

Current Assets	$ 69	$ 164
Cash
Total Current Assets	$ 69	$ 164

Total Assets	$ 69	$ 164

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	6,851	$ 7,974
Accrued compensation related party	70,000	60,000
Total liabilities	$ 76,851	$ 67,974

Stockholders' (Deficit)
Common Stock (50,000,000 shares authorized at $.0001 par, 2,645,000 shares issued and outstanding at July 31, 2013 and April 30, 2013, respectively)	264	264
Additional paid in capital	28,336	26,636
Accumulated deficit during development stage	(105,382)	(94,710)
Total Stockholders' (Deficit)	(76,782)	(67,810)
Total Liabilities and Stockholders' Equity (Deficit)	$ 69	$ 164

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012 AND CUMULATIVELY FROM MARCH 11, 2011 (DATE OF INCEPTION) TO JULY 31, 2013

(UNAUDITED)

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	Cumulative From March 11, 2011 (Inception) to July 31, 2013
Revenues (net)	$ -	$ -	$ 2,800

Operating Expenses	10,672	15,375	108,182

Net (Loss) from Operations Before Provision for Income Tax	$ (10,672)	$ (15,375)	$ (105,382)

Provision For Income Tax	-	-	-

Net (Loss)	$ (10,672)	$ (15,375)	$ (105,382)

Net (Loss) per common share, basic	(0.00)	(0.00)	(0.04)

Weighted average number of common share outstanding	2,645,000	2,645,000	2,645,000

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012 AND CUMULATIVELY FROM MARCH 11, 2011 (DATE OF INCEPTION) TO JULY 31, 2013

 (UNAUDITED)

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	Cumulative From March 11, 2011 (Inception) to July 31, 2013
Cash Flows From Operating Activities:
Net (Loss)	$ (10,672)	$ (15,375)	$ (105,382)
Adjustments to reconcile Net (Loss) to Net Cash Provided (Used) in Operating Activities:
Expenses paid by stockholder	-	-	1,500

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,123)	1,750	6,851
Increase in accrued compensation related party	10,000	10,000	70,000
Net Cash (Used) in Operating Activities	(1,795)	(3,625)	(27,031)

Cash Flows From Financing Activities:
Proceeds of Sales of Common Stock to Founder	-	-	250
Proceeds of sale of common stock	-	-	14,500
Contribution of Capital	1,700	2,800	12,350
Net cash provided in Financing Activities	$ 1,700	$ 2,800	$ 27,100
Net Increase (Decrease) in Cash	(95)	(825)	(27,031)

Cash beginning of period	$ 164	$ 1,074	$ 0
Cash end of period	$ 69	$ 249	$ 69

Supplemental Disclosures of Cash Flow Information:
Expenses Paid with Cash
Income Taxes	0	0	0
Interest Expense	0	0	0

The accompanying notes are an integral part of the financial statements

M STREET GALLERY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

July 31, 2013

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

The financial information included herein as of July 31, 2013, and for the three month periods ended July 31, 2013 and 2012, has been presented without an audit, pursuant to accounting principles for the interim financial information generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $69 cash as of July 31, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

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

In May 2013, the company received a total of $1,700 from its president, at no cost to the company, and is accounted for as contribution of capital.

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

NOTE 5

Income Taxes

As of July 31, 2013, the company had a net operating loss carry forward for income tax reporting purposes of $105,382 that expire in 15 years.

Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	4
Offsetting Valuation Adjustment	(38)
Effective income tax rate	0%

No tax benefit is being accrued due to no current expectation of profits.

NOTE 6

Subsequent Events

The Company has evaluated subsequent events from July 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

Results of Operations – Three Months Ended July 31, 2013 compared to the Three Months Ended July 31, 2012

Revenue

For the three months ended July 31, 2013 and the three months ended July 31, 2012, we have had no revenues.

Other General and Administration Expenses

For the three months ended July 31, 2013, other general and administration expenses were $10,672 compared to $15,375 for the three months ended July 31, 2012. This decrease of $4,703 or 30% in expenses were attributable to rescheduling of professional services, whereas the expenses for the three months ended July 31, 2012, were attributable to professional fees and compensation.  The $10,000 in compensation has been deferred until funds are available.

For the three months ended July 31, 2013 a total of $1,700 was contributed to the company by a principal stockholder, as a gift to the company, and thus was accounted for as contributed capital.

Net Loss

The net loss for the three months ended July 31, 2013 was $10,672 compared to $15,375 for the three months ended July 31, 2012. This decrease of $4,703 or 30% in losses was attributable to the above items.

Liquidity and Capital Resources

At July 31, 2013, the company had $69 in available cash compared to $249 in available cash at April 30, 2012.

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

101.

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended July 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statement of Operations, (ii) the Balance Sheet, (iii) the Statement of Cash Flows (iv) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2013	M STREET GALLERY, Inc.

	By:	/s/ Reinhold Mackenroth
Reinhold Mackenroth, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer