Form 10-Q
period 2013-10-31
Enhance-Your-Reputation.com, Inc.
filed 2013-12-26
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2013 Commission file no.: 333-174404

Enhance-Your-Reputation.Com, Inc.

(Name of Small Business Issuer in its Charter)

Florida	45-144-3512
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

822 SW Federal Hwy #83 Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (561) 315-0696

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [] Yes   [x] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 20, 2013, there were 18,145,000 shares of voting stock of the registrant issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Enhance-Your-Reputation.com, Inc.
(f/k/a) M Street Gallery, Inc.
(A Development Stage Company)
Condensed Balance Sheets
	October 31, 2013	April 30, 2013
CURRENT ASSETS
Cash and cash equivalents	$ 7,500	$ 164
TOTAL CURRENT ASSETS	$ 7,500	$ 164

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$ 8,240	$ 67,974
TOTAL CURRENT LIABILITIES	8,240	67,974

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,145,000 and 2,645,000 shares issued and outstanding, respectively.	1,014	264
Additional paid-in capital	118,920	26,636
Deficit accumulated during the development stage	(120,674)	(94,710)
Total Stockholders' (Deficit)	(740)	(67,810)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 7,500	$ 164

See accompanying notes to condensed financial statements.

Enhance-Your-Reputation.com, Inc.
(f/k/a M Street Gallery, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
Unaudited
					From Commencement
					of Development Stage
	For the Three Months Ended		For the Six Months Ended		on March 11, 2011
	October 31,		October 31,		Through October 31,
	2013	2012	2013	2012	2013

REVENUES	$ -	$ -	$ -	$ -	$ 2,800

EXPENSES

Payroll- Officer	-	10,000	10,000	20,000	70,000
General and administrative	15,292	2,195	15,964	7,570	53,474

Total Expenses	15,292	12,195	25,964	27,570	123,474
NET (LOSS)	$ (15,292)	$ (12,195)	$ (25,964)	$ (27,570)	$ (120,674)

(LOSS) PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	5,498,261	2,645,000	4,071,630	2,645,000

See accompanying notes to condensed financial statements.

Enhance-Your-Reutation.com, Inc.
(f/k/a M Street Gallery, Inc.)
(A Development Stage Company)
Condensed Statements of Stockholders' Deficit
For the Period from March 11, 2011 (Commencement of Development Stage) to October 31, 2013
Unaudited

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock Issued		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock issued to officer for cash in March, 2011	2,500,000	250	-	-	250

Common stock issued for cash in March, 2011	91,000	9	9,091	-	9,100

Common stock issued for cash in April, 2011	54,000	5	5,395	-	5,400

Balance – April 30, 2011	2,645,000	264	14,486	-	14,750

Capital contribution from officer in May, 2011	-	-	1,500	-	1,500

Net Loss, Year Ended 04/30/2012	-	-	-	(41,926)	(41,926)

Balance – April 30, 2012	2,645,000	264	15,986	(41,926)	(25,676)

Capital contributions from officer during fiscal year 04/30/2013	-	-	10,650	-	10,650

Net Loss, Year Ended 04/30/2013	-	-	-	(52,784)	(52,784)

Balance – April 30, 2013	2,645,000	264	26,636	(94,710)	(67,810)

Common stock issued for cash to officer on 09/27/2013	7,500,000	750	-	-	750

Capital contributions from officers - six months ended 10/31/2013	-	-	92,284	-	92,284

Net Loss, Six Months Ended 10/31/2013	-	-	-	(25,964)	(25,964)

Balance – October 31, 2013	10,145,000	$ 1,014	$ 118,920	$ (120,674)	$ (740)

See accompanying notes to condensed financial statements.

Enhance-Your-Reputation.com, Inc.

(f/k/a/ M Street Gallery, Inc.)

(A Development Stage Company)

Condensed Statements of Cash Flows

Unaudited

	Six Months Ended October 31,		From Commencement of Development Stage on March 11, 2011 Through October 31,
	2013	2012	2013
OPERATING ACTIVITIES
Net (loss)	$ (25,964)	$ (27,570)	$ (120,674)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	10,266	20,000	78,240
Net Cash Used by Operating Activities	$ (15,698)	$ (7,570)	$ (42,434)

FINANCING ACTIVITIES
Proceeds from sale of common stock	7,500	-	22,250
Capital contributions from officers	15,534	6,700	27,684
Net Cash Provided by Financing Activities	23,034	6,700	49,934

NET INCREASE (DECREASE) IN CASH	7,336	(870)	7,500

CASH AT BEGINNING OF PERIOD	164	1,074	-

CASH AT END OF PERIOD	$ 7,500	$ 204	$ 7,500

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITY-
Accrued officer compensation forgiven and donated as contributed capital	$ 70,000	-	$ 70,000

ENHANCE-YOUR-REPUTATION.com, INC.

(f/k/a M STREET GALLERY, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2013

(UNAUDITED)

NOTE 1 – INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of Enhance-Your-Reputation.com, Inc. (the “Company”) as of October 31, 2013, and the statements of operations and cash flows for the three and six months then ended, and the statement of stockholders’ equity from inception (March 11, 2011) to October 31, 2013, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of October 31, 2013, and the results of its operations and cash flows for the three and six months ended, and its changes in stockholders’ equity from inception (March 11, 2011) to October 31, 2013.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading and in conformity with the rules of the Securities and Exchange Commission. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended April 30, 2013.

NOTE 2 – COMPANY BACKGROUND AND ORGANIZATION

Enhance-Your-Reputation.Com, Inc., (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida.  On September 25, 2013 the Company changed its name to its current name, Enhance-Your-Reputation.Com, Inc. We were incorporated for the purpose of providing an online marketplace for artwork created by German artist Reinhold Mackenroth on the internet. Unfortunately, sales did not materialize as expected, and as such, we decided to add an additional business to our existing one. In conjunction with our name change, we decided to enhance our business by going into the reputation management and enhancement business. As a result of such things as Ripoffreport.com and other negative reporting sites on the internet, the enhancement and correction of online reputations is a growing business which we believe will continue to grow. A quick search on Google reveals that numerous companies have sprung up on line to repair reputations. Most of the time, the goal is to create branded domains or have other information posted on search engines which push the bad reports down to either the second or third page on the search engine. Historically, when doing background checks on the web, most do not go beyond the first page. The Company retained a web designer and its web site “Enhance-Your-Repuation.Com” is now operational. The Company may look to acquire similar businesses and intends to advertise to promote its business. We also intend to hire one or more sales representatives whose job will be to search the web for negative reporting on individuals and businesses and then contact them and offer our services. In addition, the Company is actively seeking investors to help grow its business.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Development Stage Company

The Company is a development stage company as defined by ASC 915-10, “Development Stage Entities”. All losses accumulated since inception have been considered as part of the Company’s development stage activities. The Company has not earned any significant revenue from operations.

Among the disclosures required for development stage companies’ is that the financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company’s cash balance as of October 31, 2013 totaled $7,500.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued expenses. The carrying amounts of the Company’s financial instruments approximate fair value because of the short term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

Revenue Recognition

The Company has not realized any significant revenue. The company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

NOTE 4 - Stockholders’ Equity, sales of common stock, and contributed capital transactions

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

On September 27, 2013, the Company received $750 from its new President in exchange for 7,500,000 common shares sold at $0.001 per share.

During the three month period ended October 31, 2013, the Company’s former President forgave $70,000 of accrued compensation as a contribution of capital.

During the three month period ended October 31, 2013, both the Company’s former and successor Presidents’ personally paid in the aggregate $22,284 of the Company’s obligations which consisted primarily of auditor, legal, and transfer agent fees. These transactions were accounted for as capital contributions.

NOTE 5 - Related Party Transactions

The Company’s sole officer is not currently receiving any compensation for his services.

Commencing November 1, 2011 the Company’s former CEO and President, Mr. Mackenroth, was to receive a salary of $40,000 per year. This compensation was to be deferred until funds were available. In September 2013, the former officer sold his common stock to the Company’s current CEO and President and forgave $70,000 of accrued compensation that was owed to him as a capital contribution to the Company.

On September 27, 2013, the Company’s new CEO/President purchased 7,500,000 common shares at $0.001 per share for $750.

During the three month period ended October 31, 2013, both the Company’s former and successor Presidents’ personally paid in the aggregate $22,284 of the Company’s obligations which consisted primarily of auditor, legal, and transfer agent fees. These transactions were accounted for as capital contributions.

NOTE 6 – Income Taxes

In September 2013, the Company’s sole shareholder/President sold 100% of his common stock to the Company’s new President. Pursuant to Internal Revenue Service (IRS) Code Section 382, an ownership change of greater than 50% triggers certain limits to the corporation’s right to use its net operating loss (NOL) carryovers each year thereafter to an annual percentage of the fair market value of the corporation at the time of the ownership change.

The Company is in the process of determining the extent of which the ownership change will have on its ability to utilize the NOL’s it incurred prior to the ownership change.

No deferred tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance that its NOL’s will expire unused. Accordingly, the potential tax benefits of the NOL carryforwards are offset by a valuation allowance of the same amount.

NOTE 7 – Subsequent Event

In November 2013, the Company sold 8,000,000 common shares at $0.01 per share for $80,000.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed  financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our April 30, 2013 Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

As used herein, the “Company,” “our,” “we,” or “us” and similar terms refers to Enhance-Your-Reputation.com, Inc. unless the context indicates otherwise.

DESCRIPTION OF BUSINESS

Enhance-Your-Reputation.Com, Inc., (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida.  On September 25, 2013 the Company changed its name to its current name Enhance-Your-Reputation.Com, Inc. We were incorporated for the purpose of providing an online marketplace for artwork created by German artist Reinhold Mackenroth on the internet. Unfortunately, sales did not materialize as expected, and as such, we decided to add an additional business to our existing one.  In conjunction with our name change, we decided to enhance our business by going into the reputation management and enhancement business.  As a result of such things as Ripoffreport.com and other negative reporting sites on the internet, the enhancement and correction of online reputations is a growing business which we believe will continue to grow. A quick search on Google reveals that numerous companies have sprung up on line to repair reputations. Most of the time, the goal is to create branded domains or have other information posted on search engines which push the bad reports down to either the second or third page on the search engine. Historically, when doing background checks on the web, most do not go beyond the first page. The Company retained a web designer and its web site “Enhance-Your-Repuation.Com” is now operational. The Company may look to acquire similar businesses and intends to advertise to promote its business. We also intend to hire one or more sales representatives whose job will be to search the web for negative reporting on individuals and businesses and then contact them and offer our services. In addition, the Company is actively seeking investors to help grow its business.

Comparison of Operating Results for the Three Months Ended October 31, 2013 to the Three Months Ended October 31, 2012:

Revenues

We had no revenues for the three months ended October 31, 2013 or three months ended October 31, 2012.

Operating Expenses

For the three months ended October 31, 2013, we had operating expenses of $15,292, consisting primarily of $6,490 of legal fees, $6,250 of auditor fees, $2,218 of transfer agent fees, and $334 of other general and administrative expenses. For the three months ended October 31, 2012, we had operating expenses of $12,195, consisting primarily of $10,000 of accrued officer compensation and $2,195 of other general and administrative expenses. The increase of $3,097 in operating expenses for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012 was primarily attributable to an increase in general and administrative expenses of $13,097 primarily caused by higher auditor and legal fees, offset by $10,000 in accrued officer compensation in the quarter ended October 31, 2012 which was not present in the quarter ended October 31, 2013. Accured Officer compensation was discontinued as of August 1, 2013.

Net Loss

Our Net Loss for the three months ended October 31, 2013 was $15,292, consisting of the operating expenses referred to in the preceding paragraph. Our Net Loss for the three months ended October 31, 2012 was $12,195, consisting of the operating expenses referred to in the preceding paragraph. The $3,097 increase in the Net Loss was attributable to the net increase in operating expenses referred to in the preceding paragraph.

Comparison of Operating Results for the Six Months Ended October 31, 2013 to the Six Months Ended October 31, 2012:

Revenues

We had no revenues for the six months ended October 31, 2013 or the six months ended October 31, 2012.

Operating Expenses

For the six months ended October 31, 2013, we had operating expenses of $25,964, consisting primarily of $10,000 of officer compensation, $6,490 of legal fees, $6,250 of auditor fees, $2,845 of transfer agent fees, and $379 of other general and administrative expenses. For the six months ended October 31, 2012, we had operating expenses of $27,570, consisting primarily of $20,000 of accrued officer compensation and $7,570 of other general and administrative expenses the majority of which were for auditor, legal, and transfer agent fees. The decrease of $1,606 in operating expenses for the six months ended October 31, 2013 as compared to the six months ended October 31, 2012 was primarily attributable to $20,000 in accrued officer compensation in the 2012 period versus $10,000 in the 2013 period, which was offset by an increase in general and administrative expenses of $8,394 in the 2013 period versus the 2012 period. Accrued Officer compensation was discontinued as of August 1, 2013, which accounted for the $10,000 decrease in accrued officer compensation in the 2013 period. In the 2013 period, the increase of $8,394 in general and administrative expenses was primarily attributable to increased auditor and legal fees.

Net Loss

Our Net Loss for the six months ended October 31, 2013 was $25,964, consisting of the operating expenses referred to in the preceding paragraph. Our Net Loss for the six months ended October 31, 2012 was $27,570, consisting of the operating expenses referred to in the preceding paragraph. The $1,606 decrease in Net Loss was attributable to the net decrease in operating expenses referred to in the preceding paragraph.

Revenues, Expenses, and Net Operating Results from inception on March 11, 2011 to October 31, 2013:

Total revenues since March 11, 2011 (inception) were $2,800 and total expenses were $123,474. Expenses consisted of $70,000 of accrued officer compensation and $53,474 of general and administrative expenses. The majority of the general and administrative expenses were incurred for auditor, legal, and transfer agent fees. Our net loss since inception totaled $120,674.

Comparison of Cash Flows for the Six Months Ended October 31, 2013 to the Six Months Ended October 31, 2012:

Net Cash Used By Operating Activities

Net cash used by operating activities totaled $15,698 and $7,570 for the six months ended October 31, 2013 and 2012, respectively. The increase of $8,128 for the 2013 period as compared to the 2012 period is primarily attributable to increased professional fees incurred during the 2013 period.

Net Cash Provided By Financing Activities

Net cash provided by financing activities totaled $23,034 and $6,700 for the six months ended October 31, 2013 and 2012, respectively. The increase of $16,334 for the 2013 period as compared to the 2012 period is due to an increase of $8,834 of capital contributions from officers’ and $7,500 from the sale of common stock.

Cash Flows from Inception on March 11, 2011 to October 31, 2013:

Net Cash Used By Operating Activities

Net cash used by operating activities from inception (March 11, 2011) to October 31, 2013 totaled $42,434 and consisted primarily of auditor, legal, and transfer agent fees.

Net Cash Provided By Financing Activities

Net cash provided by financing activities from inception (March 11, 2011) to October 31, 2013 totaled $49,934 and consisted of $27,684 of capital contributions from officers’ and $22,250 from the sale of common stock.

Liquidity and Working Capital:

At October 31, 2013 our current assets (and total assets) consisted of cash of $7,500 as compared to $164 as of April 30, 2013.

At October 31, 2013 our current liabilities (and total liabilities) consisted of accounts payable and accrued expenses of $8,240 (primarily professional fees) as compared to $67,974 as of April 30, 2013. The April 30, 2013 balance  included accrued officer compensation of $60,000 and the balance was primarily for professional fees. In the three month period ended October 31, 2013, the officer who was owed the accrued compensation gifted to the Company the entire amount of accrued compensation as contributed capital.

Our working capital deficit at October 31, 2013 was $740 as compared to $67,810 at April 30, 2013.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, operating results, liquidity, capital expenditures of capital resources.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of October 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six month period ended October 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II -     OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A.       RISK FACTORS

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 14, 2013, the Issuer’s Board of Directors authorized the issuance of 8,000,000 shares of the Company’s restricted common stock to nine unaffiliated accredited investors in consideration of the Issuer receiving $80,000 for such shares.  The shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Company intends to use the funds for the continuing development of its website and for working capital.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

None

ITEM 5	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)  The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description
31.1 *	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1 *	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Enhance-Your-Reputation.com, Inc. f/k/a M Street Gallery, Inc.
(Registrant)

By: /s/ Douglas Ward
Douglas Ward, President, CEO, CFO
December 23, 2013

Exhibit 31.1

Certification

I, Douglas Ward, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Enhance-Your-Reputation.com. Inc., f/k/a M Street Gallery, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.      I am  responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a.)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under   my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b.)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under  my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c.)  Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report  my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d.)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.      I have disclosed, based on my  most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a.)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s  ability to record, process, summarize and report financial information; and

(b.)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

December 23, 2013	By: /s/ Douglas Ward
Douglas Ward
Chief Executive Officer, Chief Financial Officer

Exhibit No. 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Enhance-Your-Reputation.com, Inc., f/k/a M Street Gallery, Inc. (the Company) on Form 10-Q for the period ended October 31, 2013  as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Douglas Ward, Chief Executive and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.)   the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 23, 2013	By: /s/ Douglas Ward
Douglas Ward
Chief Executive Officer, Chief Financial Officer