Form 10-Q/A
period 2013-10-31
Enhance-Your-Reputation.com, Inc.
filed 2013-12-27
CIK 1518720

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

Explanatory Note

We are filing this Amendment No.1 on Form 10-Q/A to our quarterly report on Form 10-Q for the period ended September 30, 2013, filed with the Securities Exchange Commission on December 26, 2013 to furnish Exhibit 101 to the Form 10-Q in accordance with rule 405 of Regulation S-T.

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
December 27, 2013

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

December 27, 2013	By: /s/ Douglas Ward
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

December 27, 2013	By: /s/ Douglas Ward
Douglas Ward
Chief Executive Officer, Chief Financial Officer