Form 10-K/A
period 2013-04-30
Enhance-Your-Reputation.com, Inc.
filed 2014-02-28
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number 333-174404
Enhance-Your-Reputation.Com, Inc. F/k/a M Street Gallery, Inc. (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 45-1443512 (IRS Employer Identification No.)

822 SW Federal Highway, #83, Stuart, FL 34994 (Address of principal executive offices)

561-315-0696 (Issuer's telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

FORWARD LOOKING STATEMENTS

         The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “M Street,” “we,” “us,” “the Company,” “our,” or “the Registrant” means M Street Gallery, Inc.

Explanatory Note

We are filing this Amendment No.1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended April 30, 2013, filed with the Securities Exchange Commission on December 26, 2013 to include an amended Report of Independent Registered Accounting Firm and amended signatures to comply with General Instruction D of Form 10.

PART I

Item 1	Business	6
Item 1A	Risk Factors	10
Item 2	Properties	13
Item 3	Legal Proceedings	14

PART II

Item 5	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6	Selected Financial Data	14
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	14
Item 8	Financial Statements and Supplementary Data	16
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 9A (T)	Controls and Procedures	16
Item 9B	Other Information	16

PART III

PART IV

Item 15	Exhibits, Financial Statement Schedules	30
Signatures		31

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

•

Conveniently view all original art productions 24 hours a day 7 days a week.

•

Offer an efficient marketplace in which customers can submit and purchase custom portraits of themselves, loved ones or even pets.

•

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

•

Post banners ads for art supplies and frames, and for other interested third parties.

•

View information about the products in a more detailed and informative manner.

In summary our planned sources of revenue will be derived from the following:

1.

The sale of original oil on canvas artwork and custom portraits produced by German artist Reinhold Mackenroth

2.

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

A.

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

1.

We do not maintain "key person" life insurance on Reinhold Mackenroth life.

2.

We do not have a written employment agreement with Reinhold Mackenroth.

3.

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

•

Control the composition of our board of directors;

•

Control our management and policies;

•

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

A component of our strategy is to be responsive to our customers’ needs. Since, Mr. Mackenroth only works less than full time, and until such time that we generate enough revenue to hire additional employees, Mr. Mackenroth must balance his time accordingly. This may impact the level of customer service and our responsiveness to their needs. This may also have a material impact upon market acceptance of our website and the products we wish to sell.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)

MARKET INFORMATION

         Our securities do not currently, and have not in the past, actively traded on any public market. Thus, there is currently no market for our securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue. The shares of common stock are quoted in the NASD's OTC Bulletin Board under the symbol "MREY"

(b)

SHAREHOLDERS

         The number of shareholders of record of our Common Stock as of the close of business on April 30, 2013 was 20.

(c)

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

Stockholders’ deficit as of April 30, 2013 was $67,810 compared to a stockholders deficit of $25,676 at April 30, 2012. This 264% increase in loss was attributed to no revenue being generated with an increase in expenses, accounts payable and compensation.

IITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are audited and included herein beginning on page F-1 of this report.

ITEM 9. CHANGE AND DISAGREEMNTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.  CONTROLS AND PRECEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended April 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies .  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of April 30, 2013, based on these criteria.

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

Certified Public Accountants

1688 Meridian Avenue, Suite 504

Miami Beach, Florida 33139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

M Street Gallery, Inc.

We have audited the accompanying balance sheets of M Street Gallery, Inc. (A Development Stage Company) as of April 30, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and cumulatively from inception March 11, 2011 to April 30, 2013. ~~.~~ These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of M Street Gallery, Inc. (A Development Stage Company) as of April 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and cumulatively from inception March 11, 2011 to April 30, 2013 , in conformity with accounting principles generally accepted in the United States of America.

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

(1)

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

(1)

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enhance-Your-Repuation.com, Inc. (Registrant)

By /s/ Douglas Ward

President and Sole Director

Date: February 28, 2014