Form 10-Q
period 2014-01-31
Enhance-Your-Reputation.com, Inc.
filed 2014-03-21
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2014 Commission file no.: 333-174404

Enhance-Your-Reputation.Com, Inc.
(Name of Small Business Issuer in its Charter)

Florida	45-144-3512
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

822 SW Federal Hwy #83 Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (561) 315-0696

Securities registered under Section 12(b) of the Act:

None	None
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [x] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 21, 2014, there were 10,145,000 shares of voting stock of the registrant issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Enhance-Your-Reputation.com, Inc.

(f/k/a) M Street Gallery, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	January 31, 2014 Unaudited	April 30, 2013
CURRENT ASSETS
Cash and cash equivalents	$ 67,252	$ 164
Prepaid expenses	500	-
TOTAL CURRENT ASSETS	67,752	164
TOTAL ASSETS	$ 67,752	$ 164

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$ 3,000	$ 67,974
TOTAL CURRENT LIABILITIES	3,000	67,974
TOTAL LIABILITIES	3,000	67,974

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.0001 par value, 50,000,000
shares authorized, 10,145,000 and 2,645,000
shares issued and outstanding at January 31, 2014
and April 30, 2013, respectively	1,014	264
Common stock to be issued	80,000	-
Additional paid-in capital	120,670	26,636
Deficit accumulated during the development stage	(136,932)	(94,710)
Total Stockholders' Equity (Deficit)	64,752	(67,810)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 67,752	$ 164

See accompanying notes to condensed financial statements.

Enhance-Your-Reputation.com, Inc.

(f/k/a M Street Gallery, Inc.)

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,		From Commencement of Development Stage on March 11, 2011
					Through January 31,
	2014	2013	2014	2013	2014

REVENUES	$ 2,000	$ -	$ 2,000	$ -	$ 4,800

EXPENSES
Payroll - Officer	-	10,000	10,000	30,000	70,000
General and administrative	18,258	2,195	34,222	9,765	71,732

Total Expenses	18,258	12,195	44,222	39,765	141,732
NET (LOSS) BEFORE INCOME TAXES	(16,258)	(12,195)	(42,222)	(39,765)	(136,932)

Provision for income taxes	-	-	-	-	-
NET (LOSS)	$ (16,258)	$ (12,195)	$ (42,222)	$ (39,765)	$ (136,932)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	10,145,000	2,645,000	6,096,087	2,645,000

See accompanying notes to condensed financial statements.

Enhance-Your-Reutation.com, Inc.

(f/k/a M Street Gallery, Inc.)

(A Development Stage Company)

Condensed Statements of Stockholders' Equity (Deficit)

 For the Period from March 11, 2011 (Commencement of Development Stage) to January 31, 2014

Unaudited

	Common Stock Issued
	Shares	Amount	Common Stock to be issued	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Common stock issued to officer for cash in March, 2011	2,500,000	$ 250	$ -	$ -	$ -	$ 250

Common stock issued for cash in March, 2011	91,000	9	-	9,091	-	9,100

Common stock issued for cash in April, 2011	54,000	5	-	5,395	-	5,400

Balance – April 30, 2011	2,645,000	264	-	14,486	-	14,750

Capital contribution from officer in May, 2011	-	-	-	1,500	-	1,500

Net Loss, Year Ended April 30, 2012	-	-	-	-	(41,926)	(41,926)

Balance – April 30, 2012	2,645,000	264	-	15,986	(41,926)	(25,676)

Capital contributions from officer during fiscal year 2013	-	-	-	10,650	-	10,650

Net Loss, Year Ended April 30, 2013	-	-	-	-	(52,784)	(52,784)

Balance – April 30, 2013	2,645,000	264	-	26,636	(94,710)	(67,810)

Common stock issued for cash to officer on September 27, 2013	7,500,000	750	-	-	-	750

Cash received on November 18, 2013 for common stock to be issued	-	-	80,000	-	-	80,000

Capital contributions from officers - nine months ended January 31, 2014	-	-	-	94,034	-	94,034

Net Loss, Nine Months Ended January 31, 2014	-	-	-	-	(42,222)	(42,222)

Balance – January 31, 2014	10,145,000	$ 1,014	$ 80,000	$ 120,670	$ (136,932)	$ 64,752

See accompanying notes to condensed financial statements.

Enhance-Your-Reputation.com, Inc.

(f/k/a M Street Gallery, Inc.)

(A Development Stage Company)

Condensed Statements of Cash Flows

	Unaudited
	Nine Months Ended January 31
	2014	2013	From Commencement of Development Stage on March 11, 2011 Through January 31 2015
OPERATING ACTIVITIES

Net (loss)	$ (42,222)	$ (39,765)	$ (136,932)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Changes in operating assets
and liabilities:
Increase in prepaid expenses	(500)	-	(500)
Increase in accounts
payable and accrued expenses	5,026	28,250	73,000

Net Cash Used by
Operating Activities	(37,696)	(11,515)	(64,432)

FINANCING ACTIVITIES

Proceeds from sale of common stock	87,500	-	102,250
Capital contributions from officers	17,284	10,650	29,434
Net Cash Provided by
Financing Activities	104,784	10,650	131,684

NET INCREASE (DECREASE) IN CASH	67,088	(865)	67,252

CASH AT BEGINNING
OF PERIOD	164	1,074	-

CASH AT END OF PERIOD	$ 67,252	$ 209	$ 67,252

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITY -
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-
Accrued officer compensation forgiven
and donated as contributed capital	$ 70,000	-	$ 70,000

See accompanying notes to condensed financial statements.

ENHANCE-YOUR-REPUTATION.com, INC.

(f/k/a M STREET GALLERY, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JANUARY 31, 2014

(UNAUDITED)

NOTE 1 – INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of Enhance-Your-Reputation.com, Inc. (the “Company”) as of January 31, 2014, and the statements of operations and cash flows for the three and nine months then ended, and the statement of stockholders’ equity from inception (March 11, 2011) to January 31, 2014, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of January 31, 2014, and the results of its operations and cash flows for the three and nine months ended, and its changes in stockholders’ equity from inception (March 11, 2011) to January 31, 2014.

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

NOTE 2 – COMPANY BACKGROUND AND ORGANIZATION

Enhance-Your-Reputation.Com, Inc., (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida.  On September 25, 2013 the Company changed its name to its current name, Enhance-Your-Reputation.Com, Inc. We were incorporated for the purpose of providing an online marketplace for artwork created by German artist Reinhold Mackenroth on the internet. Unfortunately, sales did not materialize as expected, and as such, we decided to  transition our  operations by going into the reputation management and enhancement business. As a result of such things as Ripoffreport.com and other negative reporting sites on the internet, the enhancement and correction of online reputations is a growing business which we believe will continue to grow. A quick search on Google reveals that numerous companies have sprung up on line to repair reputations. Most of the time, the goal is to create branded domains or have other information posted on search engines which push the bad reports down to either the second or third page on the search engine. Historically, when doing background checks on the web, most do not go beyond the first page. The Company retained a web designer and its web site “Enhance-Your-Repuation.Com” is now operational. The Company may look to acquire similar businesses and intends to advertise to promote its business. We also intend to hire one or more sales representatives whose job will be to search the web for negative reporting on individuals and businesses and then contact them and offer our services. In addition, the Company is actively seeking investors to help grow its business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company’s cash balance as of January 31, 2014 totaled $67,252.

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

Revenue Recognition

The company recognizes revenue when (a) pervasive evidence of an arrangement exists (b) products are delivered or services have been rendered (c) the sales price is fixed or determinable, and (d) collection is reasonably assured.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common stock by the weighted average number of shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of January 31, 2014 there were 8,000,000 unissued shares not used to calculate the diluted weighted average number of shares due to their anti-dilutive effect on earnings per share.

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

On November 18, 2013, the Company received $80,000 in exchange for the sale of 8,000,000 shares of restricted common stock at $0.01 per share. As of January 31, 2014, none of the 8,000,000 shares were issued.

During the three month period ended January 31, 2014, the Company’s former President personally paid $1,750 of the Company’s obligation to its auditor. The transaction was accounted for as a capital contribution.

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

During the three month period ended January 31, 2014, the Company’s former President personally paid $1,750 of the Company’s obligation to its auditor. The transaction was accounted for as a capital contribution.

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

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events through the date of the issuance of the financial statements and has determined that there are no items to disclose.

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

DESCRIPTION OF BUSINESS

 Enhance-Your-Reputation.Com, Inc., (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida.  On September 25, 2013 the Company changed its name to its current name Enhance-Your-Reputation.Com, Inc. We were incorporated for the purpose of providing an online marketplace for artwork created by German artist Reinhold Mackenroth on the internet. Unfortunately, sales did not materialize as expected, and as such, we decided to  transition our  operations by going into the reputation management and enhancement business.  As a result of such things as Ripoffreport.com and other negative reporting sites on the internet, the enhancement and correction of online reputations is a growing business which we believe will continue to grow. A quick search on Google reveals that numerous companies have sprung up on line to repair reputations. Most of the time, the goal is to create branded domains or have other information posted on search engines which push the bad reports down to either the second or third page on the search engine. Historically, when doing background checks on the web, most do not go beyond the first page. The Company retained a web designer and its web site “Enhance-Your-Repuation.Com” is now operational. In addition, we entered into a Consulting Service Agreement to further our business and have signed up two clients to help repair their reputations. The Company may look to acquire similar businesses and intends to advertise to promote its business. We also may hire sales representatives whose job will be to search the web for negative reporting on individuals and businesses and then contact them and offer our services. In addition, the Company is actively seeking investors to help grow its business.

Comparison of Operating Results for the Three Months Ended January 31, 2014 to the Three Months Ended January 31, 2013:

Revenues

For the three months ended January 31, 2014 we had $2,000 in revenues as compared to no revenues for the three months ended January 31, 2013. The Company entered into two service agreement contracts in the quarter ended January 31, 2014 that generated $2,000 of revenues whereas no revenue generating transactions occurred in the quarter ended January 31, 2013.

Operating Expenses

For the three months ended January 31, 2014, we had operating expenses of $18,258, consisting primarily of legal fees, accounting and auditor fees as well as other general and administrative expenses. For the three months ended January 31, 2013, we had operating expenses of $12,195, consisting primarily of $10,000 of accrued officer compensation and $2,195 of other general and administrative expenses. The Company discontinued accruing officer compensation of $10,000 per quarter as of August 1, 2013 due to limited business activity.

Net Loss

Our Net Loss for the three months ended January 31, 2014 was $16,258, consisting of the operating expenses referred to in the preceding paragraph. Our Net Loss for the three months ended January 31, 2013 was $12,195, consisting of the operating expenses referred to in the preceding paragraph. The net loss per share was $0.00 for the three months ended January 31, 2014 and 2013, respectively.

Comparison of Operating Results for the Nine Months Ended January 31, 2014 to the Nine Months Ended January 31, 2013:

Revenues

For the nine months ended January 31, 2014, we had revenues of $2,000 as compared to no revenues for the nine months ended January 31, 2013. The Company entered into two service agreement contracts in the nine month period ended January 31, 2014 whereas no revenue generating transactions occurred in the nine month period ended January 31, 2013.

Operating Expenses

For the nine months ended January 31, 2014, we had operating expenses of $44,222 consisting primarily of  $10,000 of accrued officer compensation and $34,222 of legal fees, accounting and auditor fees and other general and administrative expenses.  For the nine months ended January 31, 2013, we had operating expenses of $39,765, consisting primarily of $30,000 of accrued officer compensation and $9,765 of general and administrative expenses the majority of which were for auditor, legal, and transfer agent fees. The Company discontinued accruing officer compensation of $10,000 per quarter as of August 1, 2013 due to limited business activity.

Net Loss

Our Net Loss for the nine months ended January 31, 2014 was $44,222, consisting of $2,000 of revenues less the $44,222 of operating expenses referred to in the preceding paragraph. Our Net Loss for the nine months ended January 31, 2013 was $39,765 consisting of the operating expenses referred to in the preceding paragraph. The net loss per share was $0.01 and $0.02 for the nine months ended January 31, 2014 and 2013, respectively.

Liquidity and Working Capital:

At January 31, 2014 our current assets (and total assets)   totaled $67,752, most of which was cash of $67,252, as compared to current assets of $164 (all cash) at April 30, 2013. The increase in cash is primarily attributable to $87,500 of cash generated by sales of common stock and $17,284 of capital contributions from officers reduced by net cash used by operating activities of $37,196.

At January 31, 2014, our current liabilities (and total liabilities) were $3,000 and consisted of accounts payable and accrued expenses, as compared to $67,974 as of April 30, 2013. The April 30, 2013 current liabilities included accrued officer compensation of $60,000 and the balance was primarily for professional fees. The decrease in current liabilities is primarily the result of the officer forgiving the $60,000 liability and gifting the entire balance to the Company as contributed capital.

Our net working capital at January 31, 2014 was $64,752 as compared to a working capital deficit of $67,810 at April 30, 2013. The increase in net working capital is primarily attributable to the increase in cash and decrease in current liabilities explained in the two previous paragraphs.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of  January 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine month period ended January 31, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the  nine months ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

* Filed herewith

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Enhance-Your-Reputation.com, Inc. (Registrant) By: /s/ Douglas Ward Douglas Ward, President, CEO, CFO Dated: September 26, 2013
Dated: March 21, 2014