Form 10-K
period 2014-04-30
Enhance-Your-Reputation.com, Inc.
filed 2014-08-13
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-174404

ENHANCE-YOUR REPUTATION.COM, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	45-1443512
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

 15000 Portofino Circle

Unit 122

Palm Beach Gardens, FL 33418

(Registrant’s address)

(561) 315-0696

 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (18,145,000 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the most recent fiscal year $181,450.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 18,145,000 shares issued at August 13 , 2014.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Report may be “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Report, including the risks described under “Risk Factors,” “Management’s Discussion and Analysis” and “Our Business.”

There are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors, include, without limitation, the following: our ability to develop our technology platform and our products; our ability to protect our intellectual property; the risk that we will not be able to develop our technology platform and products in the current projected timeframe; the risk that our products will not achieve performance standards in clinical trials; the risk that the clinical trial process will take longer than projected; the risk that our products will not receive regulatory approval; the risk that the regulatory review process will take longer than projected; the risk that we will not be unsuccessful in implementing our strategic, operating and personnel initiatives; the risk that we will not be able to commercialize our products; any of which could impact sales, costs and expenses and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Report and in our other filings with the Securities and Exchange Commission.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the "Company,"  the "Registrant," the "Issuer," "we," "us," and "our" refer to Enhance-Your-Reputation.Com, Inc.

PART I

ITEM 1: BUSINESS

Introduction

Enhance-Your-Reputation.Com, Inc., f/k/a M Street Gallery, Inc. (the “Company”), was incorporated on March 11, 2011, under the laws of the State of Florida.  On September 25, 2013 the Company changed its name to its current name, Enhance-Your-Reputation.Com, Inc. We were originally incorporated for the purpose of providing an online marketplace for artwork created by German artist Reinhold Mackenroth on the internet. Unfortunately, sales did not materialize as expected, and as such in conjunction with our name change, we decided to  expand our business by going into the reputation management and enhancement business. , Thereafter we decided to focus all our efforts on the online reputation management and enhancement industry and we transitioned out of the   online  art sales industry.

Internet search results on individuals and businesses are the norm today. Such a search will reflect an individual’s and or business’ online reputations.  One bad post can have a negative effect on such reputations. Our mission is to help people and businesses improve their online image and visibility. We try to make internet information look better via our reputation management services for the web.

The need to help manage a digital reputation is on the  rise because the internet has given birth to many  instances   of an individual’s or entity’s good name  being tarnished     by unidentifiable sources  in far-off locations. A negative online reference or statement  can significantly damage  a reputation and  linger into the future. Also, a positive digital reputation may  create significant opportunities. It has become commercially   important to enhance a digital reputation   and to “hang”  one’s “digital shingle”  in the most positive light as a means of favorable marketing.

 The internet can readily be used quite viciously  to damage a personal or professional  reputation . Repeated examples are former spouses who go after their ex-spouse’s business because of a divorce or former employees who try to destroy the lives of those that fire them.

Is there any doubt that in today’s environment, every life transaction now begins with an internet search?  We are increasingly living in a “pull economy” which means people, employers and customers can easily find any individual or entity because of the internet.

Our mission is not always about curing the negative but also accentuating  the positive truth and personal branding of the client. We attempt to make sure a client’s  positive press shows up and dominates their profile. It could be  5 or 10 of the top things about them online, either items that we write in consultation with the client,  including their  résumé, or positive  items that already exist that we attempt to push up to the top of the internet page. As a result of such things as Ripoffreport.com and other negative reporting sites on the internet, the enhancement and correction of online reputations is a growing business which we believe will continue to grow. A quick search on Google reveals that numerous companies have sprung up on line to repair reputations. Most of the time, the goal is to create branded domains or have other information posted on search engines which push the bad reports down to either the second or third page on the search engine. Historically, when doing background checks on the web, many  do not go beyond the first page. The Company retained a web designer and its web site “Enhance-Your-Repuation.Com” is now operational. In addition, we have entered into  a Consulting Services Agreement to further our business and have signed up  three  clients to help repair their reputations pursuant to a “Reputation Management Service Agreement” which may be canceled by the Company or the client without cause upon 30 days written notice. Two of said clients were signed in the third quarter of fiscal 2014 and one was signed in the first quarter of  fiscal 2015.  In the first  quarter of fiscal 2015, we intend to meet with our consultant to attempt to come up with a plan to increase our visibility on the internet  and possibly advertise our services.  We may also look to acquire similar businesses. We also may hire sales representatives whose job will be to search the web for negative reporting on individuals and businesses and then contact them and offer our services. In addition, the Company is actively seeking investors to help grow its business.

Employees

At April 30, 2014 our only employee was our president. We have engaged consultants for accounting, legal, and other part-time and occasional services.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

In addition to this Report, we are also required to file periodic reports and other information with the Securities and Exchange Commission, including quarterly reports and annual reports which include our audited financial statements.  You may read and copy any reports, statements or other information we file at the Commission’s public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00am to 3:00pm. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public through the Commission Internet site at http\\www.sec.gov. These filings may be inspected and copied (at prescribed rates) at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

You may also request a copy of our filings at no cost, by writing of telephoning us at:

15000 Portofino Circle

Unit 122

Palm Beach Gardens,  FL 33418

(561) 315-0696

ITEM 1A.

RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related To Our Operations And Financial Condition

We are an early stage company with significant capital resources deficiencies and we may not be able to raise adequate capital which could materially and adversely affect our ability to conduct business.

As an early stage company, we have a capital deficiency and limited operating resources.The cash on hand in our bank accounts may not be sufficient to maintain our operations.Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

The administrative costs of public company regulatory compliance could become burdensome and consume a significant amount of our cash resources which could materially and adversely affect our business.

We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually.  Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

Risks Related To Our Business

We will need additional funding in the future to pursue our business strategy. If additional future funding is not available to us our financial condition could be materially and adversely affected and our business may fail.

Over the next twelve months, the Company will need to raise money to operate as planned.   There can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available our business may fail.

Competition

The business sector in which we are in is extremely competitive. The principal competitive factors in our industry are marketing, pricing and quality of service and results.  We are in direct competition  with other companies which maintain web sites, advertise and do cold calling after doing internet searches.  Most of our competitors are larger and better financed and therefore we may be unable to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Risks Related To Our Stock

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We will need to raise additional capital. Our current working capital is not expected to be sufficient to carry out all of our plans  To secure additional financing, we may need to borrow money or sell more securities. Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

The market price of our common stock may be volatile which could adversely affect the value of your investment in our common stock.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	regulatory developments in Canada, United States or foreign countries;

•	litigation involving our company, our general industry or both;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on your investment in our common stock will depend on appreciation in the price of our common stock. If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.  As a result, the success of your investment in our common stock will depend on future appreciation in its value.  The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock which could be materially adverse to the value of our common stock.

As of the  date of this Report, we have 18,145,000 shares of our common stock issued and outstanding.  We are authorized to issue up to 50,000,000   shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

We anticipate that our common stock will initially be considered to be a "Penny Stock," which will cause the trading of our stock to be subject to significant regulations that could adversely affect the value of our common stock.

We anticipate that our common stock will initially be a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act.  A stock is a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities. As a result of these effects, the trading value of our common stock could be materially and adversely affected.

OTCQB Listing

Our common stock is currently listed for trading on the OTC Market Group’s OTCQB which we believe is the most active and best place for stocks to trade on the over-the-counter market. Prior to this fiscal year, for our common stock to be listed for trading on the OTCQB we only had to be current in our SEC reporting. Several months ago the OTC Market Group informed reporting companies that to maintain a listing on the OTCQB, companies would have to meet certain standards and pay fees to maintain its listing. The following is a summary of what we must do to maintain our OTCQB listing:

1.

Maintain a bid price of $.01

2.

Maintain current reporting with the SEC.

3.

Pay an annual listing fee of $10,000. However, we are eligible for a discount in the first two years of $7,500 per year.

4.

File an initial application with the OTC Market Group.

5.

File an Initial and Annual Certification signed by our CEO and/or CFO stating:

A.

The company’s reporting standard and briefly describing the registration status of the company.

B.

That the company is current in its reporting obligations to the SEC and that such information is available either on EDGAR or the OTC Markets website.

C.

State  the name of the law firm and/or attorneys that assist the company in preparing its annual report or 10-K.

D.

Confirm that the company profile on the OTC Markets website is current and complete.

E.

Confirm the total number of outstanding shares and the number of shares in the public float as of the most recent fiscal year end.

F.

State the names and shareholdings of all officers and directors and shareholders that beneficially own 5% or more of the total outstanding shares.

This is only a summary  of the requirements and a complete and more detailed list may be found on the OTC Market Group’s web site at www.otcmarkets.com. We intend to complete and file the initial application and certifications with the OTC Market Group to maintain our common stock’s listing on the OTCQB.  However, there is no guarantee that we will be able to maintain such listing and if we do not, our common stock will then trade on the OTC Pink Sheets which we believe does not have the standards of the OTCQB and may make it harder for potential investors to buy and sell shares of our Company.

Broker-dealer requirements may affect the trading and liquidity of our stock which could materially and adversely affect the value of our common stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effectuating any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.  These requirements could discourage interest in trading in our common stock and could materially and adversely affect the public trading value of our common stock.

Our securities will be subject to sales restrictions imposed by state “Blue Sky Laws” that will limit the States where our stock may be traded and could reduce the public market value of our stock.

State securities regulations may affect the transferability of our shares.  We have not registered any of our shares for sale or resale under the securities or "blue sky" laws of any state.  We do not currently plant to register or qualify our shares for sale or resale in any state.  In many states, but not all states, shareholders can generally make unsolicited sales of securities through registered broker-dealers.  Arkansas, Georgia, Illinois, Louisiana, New York, North Dakota, Ohio, Oregon and Tennessee, do not permit shareholders to make unsolicited sales of securities through broker dealers.  Persons who desire to purchase our shares in any trading market that may develop in the future should be aware that these state regulations may limit sales and purchases of our shares.  The inability to trade or sell our common stock in certain states could materially and adversely affect the public market value of our stock.

If a trading market for our securities develops, it may be volatile which could make it difficult to sell shares of common stock or cause sales of common stock at a loss.

If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history.  Furthermore, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The equity markets have recently experienced significant price and volume fluctuations that have adversely affected the market prices for many companies' securities.  These fluctuations may not be directly attributable to the operating performance of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell shares of our common stock at a loss.

Shares eligible for future sale may adversely affect the market price of our common stock.  The future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act of 1933, as amended, subject to certain compliance requirements.  In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the applicable period preceding such sale.  Generally, once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock so long as the requisite conditions of Rule 144 and other applicable rules have been satisfied.  Also generally, twelve months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings.  Any substantial sales of common stock pursuant to Rule 144 may have an adverse affect on the market price of our common stock.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

At the present time, we do not own or lease any real estate.

ITEM 3:	LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4:	RESERVED

Not Applicable.

PART II

    ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001 per share (the "Common Stock"), is traded on the OTC Bulletin Board and   the OTCQB market under the symbol "MREY" which was our original trading symbol. We may apply to FINRA to change that symbol to reflect our new name. Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending April 30, 2014, and 2013, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2014	High	Low

First Quarter	0.01	0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

Year 2013	High	Low

First Quarter	0.01	0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

Holders

As of the date of this Report there are 18,145,000 shares of common stock issued and outstanding.

As of the date of this Report there are approximately 35 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividend Policy

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

ITEM 6:

Selected Financial Data

ITEM 7:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report.  Some of the statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	The intensity of competition;
•	General economic conditions; and
•	Changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Comparison of Operating Results for the Twelve Months Ended April 30, 2014 to the Twelve Months Ended April 30, 2013:

Revenues

For the twelve months ended April 30, 2014 we had $3,000 in revenues as compared to no revenues for the twelve months ended April 30, 2013.  The increase in revenues was due to payments we received in the 2014 fiscal year from our service contracts to help repair reputations whereas no service contracts were in effect in the 2013 fiscal year.

Operating Expenses

For the twelve months ended April 30, 2014, we had operating expenses of $58,415, consisting primarily of accrued officer compensation  of $10,000 and  $48,415  primarily from legal fees, accounting and auditor fees as well as other general and administrative expenses. For the twelve months ended April 30, 2013, we had operating expenses of $52,784, consisting of accrued officer compensation of $40,000 and $12,784  of  legal, accounting, and other general and administrative expenses. The Company discontinued accruing officer compensation of $10,000 per quarter as of August 1, 2013 due to limited business activity.

Net Loss

Our Net Loss for the year ended April 30, 2014 was $55,415, as compared to a net loss of $52,784 for the  year ended April 30, 2013. The 2014 fiscal year loss consists of $3,000 of revenues and $58,415 of expenses. The 2013 fiscal year loss consists of zero revenues and $52,784 of expenses. The detail of the Company’s revenues and expenses are disclosed in the preceding paragraphs. The net loss per share was $(0.01) in fiscal 2014 and $(0.02) in fiscal 2013.

Liquidity and Working Capital:

At April 30, 2014 our current assets (and total assets) were $53,751 as compared to current assets (and total assets) of $164 at April 30, 2013. The assets consisted solely of cash and cash equivalents. The increase in cash in fiscal 2014 is primarily attributable to $87, 500 of cash generated by sales of common stock and $17, 284 of capital contributions from officers reduced by net cash used by operating activities of $51,197.

At April 30, 2014, our current liabilities (and total liabilities) were $2,192, which consisted of accounts payable and accrued expenses primarily attributable to professional fees, as compared to $67,974 as of April 30, 2013. The April 30, 2013 current liabilities included accrued officer compensation of $60,000 (which was waived and converted by the prior officer as contributed capital in fiscal 2014) and the balance was primarily for professional fees. The fiscal 2014 decrease in current liabilities is primarily the result of the aforementioned waiving of accrued officer compensation.

Our working capital at April 30, 2014 was $51,559 as compared to a working capital deficit of $(67,810) at April 30, 2013. The increase in net working capital is primarily attributable to the increase in cash and decrease in current liabilities explained in the two previous paragraphs.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, operating results, liquidity, capital expenditures of capital resources.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking financing.

Contractual Obligations and Other Commercial Commitments

We currently do not have any obligations or commitments.

Warrants

As of April 30, 2014, we had no outstanding warrants.

Common Stock

As of April 30, 2014, there were 18,145,000 shares issued and outstanding.

Significant Business Challenges

We need to identify a new business opportunity as well as the challenge of raising adequate capital in order to fully deploy a business plan.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this Report. Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our revenues, although there is no assurance that sufficient revenues will be generated to cover said costs.  We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules, regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes-Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder. Some of our more significant challenges of being a publicly reporting company will include the following:

•

We will have to carefully prepare and file in the format mandated by the SEC all periodic filings required by the Securities Exchange Act of 1934 (Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and interim reports of material significant events on Form 8-K), as well as insider reporting compliance for all officers and director under Section 16 of the Securities Exchange Act of 1934 on Forms 3, 4 and 5;

•

•	We will have to assure that our corporate governance principles, Board minutes are properly drafted and maintained;

•

We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

•

We will have assure corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

•	We will have to assure securities law compliance for all equity-based employee benefit plans, including registration statements and prospectus distribution procedures;

•

We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of Public Company Accounting Oversight Committee on governance procedures of Company and our audit committee;

•	We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;

•	Being a public company increases our director and officer liability-insurance costs;

•	We will have to interface with our Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and

•	We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

We have assigned a high priority to corporate compliance and our public company reporting obligations, however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease operations.

Our actual results may differ from our projections if there are material changes in any of the factors or assumptions upon which we have based our projections.  Such factors and assumptions, include, without limitation, the development of our proprietary technology platform and our products, the timing of such development, market acceptance of our products, protection of our intellectual property, our success in implementing our strategic, operating and personnel initiatives and our ability to commercialize our products, any of which could impact sales, costs and expenses and/or planned strategies and timing.  As a result, it is possible that we may require significantly more capital resources to meet our capital needs.

Off-Balance Sheet Arrangements

None.

ITEM 7 A:

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year. We expect that our planned operations will engender market risk, particularly with respect to foreign currency exchange rate risk. We intend to implement an analysis and assessment program which will on a regular basis determine exposures of the Company to such risks.  We expect to report the results of all such quantitative and qualitative risk assessments prior to entering into any material agreements, and on an annual basis to our audit committee so that responsive risk management measures can be discussed and actions taken to the extent reasonably feasible. Inflationary factors in the future, such as increases in overhead costs, may adversely affect our operating results.  A high rate of inflation in the future may have an adverse effect on our ability to manage selling, general and administrative expenses as a percentage of net revenues if our revenues do not increase with these increased costs.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements have been examined to the extent indicated in their report by Baum & Company, P.A. for the years ended April 30, 2014, and  2013, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

19

Baum & Company, P.A.

Certified Public Accountants

1688 Meridian Avenue, Suite 504

Miami Beach, Florida 33139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Enhancer-Your-Reputation.Com, Inc. ( formerly M Street Gallery, Inc.)

Palm Beach Gardens, Florida

We have audited the accompanying balance sheets of Enhancer-Your-Reputation.Com, Inc. (formerly M Street Gallery, Inc.) (A Development Stage Company) as of April 30, 2014 and 2013 and the related statements of operations, cash flows and stockholders' equity for the years then ended and cumulatively from inception March 11, 2011 to April 30, 2014.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Enhancer-Your-Reputation.Com, Inc. (formerly M Street Gallery, Inc.) (A Development Stage Company) as of April 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, and cumulatively from inception March 11, 2011 to April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

Miami Beach, Florida

August 1, 2014

/s/ Baum & Company, P.A.

Enhance-Your-Reputation.com, Inc.

(f/k/a) M Street Gallery, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	April 30, 2014	April 30, 2013
CURRENT ASSETS
Cash and cash equivalents	$ 53,751	$ 164
TOTAL CURRENT ASSETS	53,751	164
TOTAL ASSETS	$ 53,751	$ 164

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued Officer Compensation	$ -	$ 60,000
Accounts Payable and Accrued Expenses	2,192	7,974
TOTAL CURRENT LIABILITIES	2,192	67,974
TOTAL LIABILITIES	2,192	67,974

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value, 50,000,000 shares authorized, 18,145,000 and 2,645,000 shares issued and outstanding, at April 30, 2014 and April 30, 2013, respectively	1,814	264
Additional paid-in capital	199,870	26,636
Deficit accumulated during the development stage	(150,125)	(94,710)
Total Stockholders' (Deficit)	51,559	(67,810)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 53,751	$ 164

See accompanying notes to condensed financial statements.

Enhance-Your-Reputation.com, Inc.

(f/k/a M Street Gallery, Inc.)

(A Development Stage Company)

Statements of Operations

			From Commencement
			of Development Stage
			on March 11, 2011
	For the Year Ended April 30,		Through April 30,
	2014	2013	2014
REVENUES	$ 3,000	$ -	$ 5,800
EXPENSES
Compensation - Officer	10,000	40,000	70,000
General and administrative	48,415	12,784	85,925
Total Expenses	58,415	52,784	155,925

NET (LOSS) BEFORE INCOME TAXES	(55,415)	(52,784)	(150,125)
Provision for income taxes	-	-	-
NET (LOSS)	$ (55,415)	$ (52,784)	$ (150,125)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.02)
WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	7,149,109	2,645,000

See accompanying notes to condensed financial statements.

Enhance-Your-Reutation.com, Inc.

(f/k/a M Street Gallery, Inc.)

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

For the Period from March 11, 2011 (Commencement of Development Stage) to April 30, 2014

	Common Stock Issued		Additional Paid- In	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common stock issued to officer for cash in March, 2011	2,500,000	$ 250	$ -	$ -	$ 250
Common stock issued for cash in March, 2011	91,000	9	9,091	-	9,100
Common stock issued for cash in April, 2011	54,000	5	5,395	-	5,400
Balance – April 30, 2011	2,645,000	264	14,486	-	14,750

Capital contribution from officer in May, 2011	-	-	1,500	-	1,500
Net Loss, Year Ended April 30, 2012	-	-	-	(41,926)	(41,926)
Balance – April 30, 2012	2,645,000	264	15,986	(41,926)	(25,676)

Capital contributions from officer during fiscal year 2013	-	-	10,650	-	10,650
Net Loss, Year Ended April 30, 2013	-	-	-	(52,784)	(52,784)
Balance – April 30, 2013	2,645,000	264	26,636	(94,710)	(67,810)

Common stock issued for cash to officer on September 27, 2013	7,500,000	750	6,750	-	7,500

Cash received on November 18, 2013 for
common stock issued on April 28, 2014	8,000,000	800	79,200	-	80,000
Capital contributions from officers during fiscal year 2014	-	-	87,284	-	87,284
Net Loss, Year Ended April 30, 2014	-	-	-	(55,415)	(55,415)
Balance – April 30, 2014	18,145,000	$ 1,814	$ 199,870	$ (150,125)	$ 51,559

See accompanying notes to condensed financial statements.

Enhance-Your-Reputation.com, Inc.

(f/k/a M Street Gallery, Inc.)

(A Development Stage Company)

Statements of Cash Flows

			From Commencement of
			Development Stage
	Years Ended April 30,		on March 11, 2011 Through
	2014	2013	April 30, 2014
OPERATING ACTIVITIES
Net (loss)	$ (55,415)	$ (52,784)	$ (150,125)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Changes in operating assets
and liabilities:
Increase in accounts
payable and accrued expenses	4,218	41,224	72,192
Net Cash Used by
Operating Activities	(51,197)	(11,560)	(77,933)
FINANCING ACTIVITIES
Proceeds from sale of common stock	87,500	-	102,250
Capital contributions from officers	17,284	10,650	29,434
Net Cash Provided by
Financing Activities	104,784	10,650	131,684
NET INCREASE (DECREASE) IN CASH	53,587	(910)	53,751
CASH AT BEGINNING OF PERIOD	164	1,074	-
CASH AT END OF PERIOD	$ 53,751	$ 164	$ 53,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -
NON-CASH FINANCING ACTIVITY
Accrued officer compensation
forgiven and donated as contributed capital	$ 70,000	$ -	70,000

See accompanying notes to condensed financial statements.

ENHANCE-YOUR-REPUTATION.com, INC.

(f/k/a M STREET GALLERY, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2014

NOTE 1 – COMPANY BACKGROUND AND ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common stock by the weighted average number of shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There has not been any dilutive debt since inception.

Fair Value Measurements

The Company follows the provisions of ASC 820, “Fair Value Measurements And Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted principles, and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 – Valuations based on observable inputs other than quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of April 30, 2014 and 2013, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

Recent Accounting Pronouncements

In July 2013, FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective for fiscal years beginning after December 31, 2013 on either a prospective or retrospective basis. The Company does not believe the adoption of this accounting pronouncement will have a material impact on its financial statements.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

NOTE 3 - Stockholders’ Equity, sales of common stock and contributed capital

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

On September 27, 2013, the Company received $7,500 from its new President in exchange for 7,500,000 common shares sold at $0.001 per share.

During the quarter ended October 31, 2013, the Company’s former President forgave $70,000 of accrued compensation as a contribution of capital.

During the quarter ended October 31, 2013, both the Company’s former and successor Presidents’ personally paid in the aggregate $13,834 of the Company’s obligations which consisted primarily of auditor, legal, and transfer agent fees. These transactions were accounted for as capital contributions.

On November 18, 2013, the Company received $80,000 from the sale of 8,000,000 shares of restricted common stock at $0.01 per share. The 8,000,000 shares were issued on April 28, 2014.

During the quarter ended January 31, 2014, the Company’s former President personally paid $1,750 of the Company’s obligation to its auditor. The transaction was accounted for as a capital contribution.

NOTE 4 - Related Party Transactions

The Company’s CEO’s ceased receiving any compensation for services as of July 31, 2013 because of the minimal time required to oversee the Company’s operations.

Commencing November 1, 2011 the Company’s former CEO and President, Mr. Mackenroth, was to receive a salary of $40,000 per year. This compensation was accrued through July 31, 2013 and was to be deferred until funds were available. In September 2013, the former officer sold his common stock to the Company’s current CEO and President and forgave $70,000 of accrued compensation that was owed to him as a capital contribution to the Company.

In May 2013, the Company received $1,700 from its president, at no cost to the Company, and is accounted for as a contribution of capital.

On September 27, 2013, the Company’s new CEO/President purchased 7,500,000 common shares at $0.001 per share for $7,500.

During the three month period ended October 31, 2013, both the Company’s former and successor Presidents’ personally paid in the aggregate $13,834 of the Company’s obligations which consisted primarily of auditor, legal, and transfer agent fees. These transactions were accounted for as capital contributions.

During the three month period ended January 31, 2014, the Company’s former President personally paid $1,750 of the Company’s obligation to its auditor. The transaction was accounted for as a capital contribution.

NOTE 5 – Income Taxes

In September 2013, the Company’s sole shareholder/President sold all of his common stock, which represented 94.5% of the Company’s issued and outstanding stock, to the Company’s new President. Pursuant to Internal Revenue Service (IRS) Code Section 382, an ownership change of greater than 50% triggers certain limits to the corporation’s right to use its net operating loss (NOL) carryovers each year thereafter to an annual percentage of the fair market value of the corporation at the time of the ownership change.

The Company determined that the ownership change referred to above will limit the Company to utilize $15,616 of the $41,828 of NOL’s it incurred prior to the ownership change.

No deferred tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance that its NOL’s will expire unused. Accordingly, the potential tax benefits of the NOL carryforwards are offset by a valuation allowance of the same amount.

As of April 30, 2014, the Company’s NOL carryforward totaled $53,875; $15,616 of which will expire on April 30, 2032 and $38,259 on April 30, 2034.

The Company’s tax returns are subject to examination by the federal and state tax authorities for years ended April 30, 2012 through 2014.

NOTE 6 – Subsequent Events

The Company has evaluated subsequent events through the date of the issuance of the financial statements and has determined that there are no items to disclose.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e), 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of April 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We lack proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has identified certain material weaknesses relating to our internal controls and procedures. The reason for the ineffectiveness of our disclosure controls and procedures was the result of the lack of segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto. The lack of segregation of duties resulted from our limited accounting staff.

In order to mitigate the material weakness over financial reporting attributable to a lack of segregation of duties, the Company engages an independent CPA who analyzes transactions quarterly and annually and prepares the Company’s quarterly and annual financial statements.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to  rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of fiscal year ended  April 30, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:

OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of April 30, 2014:

Name	Age	Position
Douglas Ward	63	Chief Executive Officer, President and Chief Financial Officer, Director

Biographical Information Regarding Officers and Directors

Douglas Ward has been our sole director and officer since his appointment on September 23, 2013. In addition to serving as an officer and director of the Company, or the last 15 years, Mr. Ward has been secretary of Progressive Media Group, Inc. during which he has worked actively as business consultant.

Term of Office

All of our directors are appointed for a one-year term to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

At the present time, we have no key employees, except for Mr. Ward.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director (or person nominated to become director), executive officer, founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the fiscal year ended  April 30, 2014, the filing requirements were  met.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To the knowledge of the Company, there have been no reported violations of the Code of Ethics.

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Board of Directors of the Company has adopted a Whistleblower Procedures Policy, stating that all employees of the Company  are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters.  Under the Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities.  In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Board of Directors of the Company.  The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee, or may be made on an anonymous basis.  Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures.

The Company does not have any Committees of the Board

Director Nominations

There have been no changes in the year ended April 30, 2014 to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11:

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($)	Total
Douglas Ward	2014,2013	$ 0	$ 0	$ 0

(1)

No officers earned over $100,000 in the preceding fiscal years.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended April 30, 2014 and 2013, respectively, the directors were not awarded any options or paid any cash compensation.

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of April 30, 2014 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares. The percentage of ownership set forth below assumes all share cancellations as disclosed are completed and reflects each holder’s ownership interest in the 18, 145,000 shares of  common stock issued and outstanding as of April 30, 2014. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Douglas Ward	10,000,000	55.11%

Potential Changes in Control

At the present time, there are no arrangements known, including any pledge by any person of securities, the operation of which may at a subsequent date result in a change in control of the Company.

Stock Option Plan Information

To date, the Company has not adopted a Stock Option Plan. The Company may adopt an option plan in the future.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Except as otherwise disclosed herein, since the beginning of the last fiscal year the Company has not entered into any other transactions, nor are there any currently proposed transactions, in which the Company was, or is, to be a participant and in which any related person had or will have a direct or indirect material interest.

During the past five years, none of the following occurred with respect to any founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of  Baum & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended April 30, 2014, totaled $10,550.  The aggregate fees of Baum & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended April 30, 2013 totaled $9,750.

Audit-Related Fees

The aggregate fees billed by Baum & Company, P.A. for audit related services for the years ended April 30, 2014 which are not disclosed in “Audit Fees” above, were $-0- and for April 30, 2013, which are not disclosed in “Audit Fees” above, were $-0-.

Tax Fees

The aggregate fees billed by Baum & Company, P.A for tax compliance for the year ended April 30, 2014, were $-0-. The aggregate fees billed by Baum & Company, P.A for tax compliance for the year ended April 30, 2013 were $-0-.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended April 30, 2014 and April 30, 2013, were $-0-.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Baum & Company, P.A during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Financial Statements for the period from inception (March 1, 2011) to April 30, 2014.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHANCE-YOUR-REPUTATION.COM, INC.

By:	/s/ Doug Ward
Name:	Doug Ward
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: August 13, 2014