Form 10-Q
period 2014-07-31
Enhance-Your-Reputation.com, Inc.
filed 2014-09-15
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2014 Commission file no.: 333-174404

Enhance-Your-Reputation.Com, Inc.

(Name of Small Business Issuer in its Charter)

Florida	45-144-3512
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

15000 Portofino Circle Unit 122 Palm Beach Gardens, FL	33418
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (561) 315-0696

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

  Yes   [X]  No [  ]

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

As of September 15, 2014, there were 18,145,000 shares of voting stock of the registrant issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Enhance-Your-Reputation.com, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	July 31, 2014 Unaudited	April 30, 2014
CURRENT ASSETS
Cash and cash equivalents	$ 49,698	$ 53,751
Accounts Receivable	1,000	-
TOTAL CURRENT ASSETS	50,698	53,751

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$ 13,600	$ 2,192
TOTAL CURRENT LIABILITIES	13,600	2,192

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value, 50,000,000
shares authorized, 18,145,000 and 18,145,000
shares issued and outstanding at July 31, 2014
and April 30, 2014, respectively	1,814	1,814
Additional paid-in capital	199,870	199,870
Deficit accumulated during the development stage	(164,586)	(150,125)
Total Stockholders' Equity	37,098	51,559
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 50,698	$ 53,751

See accompanying notes to condensed financial statements.

Enhance-Your-Reputation.com, Inc.

(f/k/a M Street Gallery, Inc.)

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

			From Commencement
			of Development Stage
	For the Three Months Ended		on March 11, 2011
	July 31,		Through July 31,
	2014	2013	2014

REVENUES	$ 2,000	$ -	$ 7,800

EXPENSES

Compensation - Officer	-	10,000	70,000
General and administrative	16,461	672	102,386

Total Expenses	16,461	10,672	172,386

NET LOSS BEFORE INCOME TAXES	(14,461)	(10,672)	(164,586)

Provision for income taxes	-	-	-

NET (LOSS)	$ (14,461)	$ (10,672)	$ (164,586)

(LOSS) PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	18,145,000	2,645,000

See accompanying notes to condensed financial statements.

Enhance-Your-Reutation.com, Inc.
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficit)
For the Period from March 11, 2011 (Commencement of Development Stage) to July 31, 2014
Unaudited

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock Issued		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock issued to officer for cash in March, 2011	2,500,000	$ 250	$ -	$ -	$ 250

Common stock issued for cash in March, 2011	91,000	9	9,091	-	9,100

Common stock issued for cash in April, 2011	54,000	5	5,395	-	5,400

Balance – April 30, 2011	2,645,000	264	14,486	-	14,750

Capital contribution from officer in May, 2011	-	-	1,500	-	1,500

Net Loss, Year Ended April 30, 2012	-	-	-	(41,926)	(41,926)

Balance – April 30, 2012	2,645,000	264	15,986	(41,926)	(25,676)

Capital contributions from officer during fiscal year April 30, 2013	-	-	10,650	-	10,650

Net Loss, Year Ended April 30, 2013	-	-	-	(52,784)	(52,784)

Balance – April 30, 2013	2,645,000	264	26,636	(94,710)	(67,810)

Common stock issued for cash to officer on September 27, 2013	7,500,000	750	6,750	-	7,500

Cash received on November 18, 2013 for common stock issued on April 28, 2014	8,000,000	800	79,200	-	80,000

Capital contributions from officers during fiscal year ended April 30, 2014	-	-	87,284	-	87,284

Net Loss, Year Ended April 30, 2014	-	-	-	(55,415)	(55,415)

Balance – April 30, 2014	18,145,000	1,814	199,870	(150,125)	51,559

Net Loss, Three Months Ended July 31, 2014	-	-	-	(14,461)	(14,461)

Balance - July 31, 2014	18,145,000	$ 1,814	$ 199,870	$ (164,586)	$ 37,098

See accompanying notes to condensed financial statements.

Enhance-Your-Reputation.com, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

			From Commencement of
			Development Stage
			on March 11, 2011 Through
	Three Months Ended July 31,		July 31,
	2014	2013	2014
OPERATING ACTIVITIES
Net (loss)	$ (14,461)	$ (10,672)	$ (164,586)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Changes in operating assets
and liabilities:
Increase in accounts receivable	(1,000)	-	(1,000)
Increase in accounts
payable and accrued expenses	11,408	8,877	83,600
Net Cash Used by
Operating Activities	(4,053)	(1,795)	(81,986)

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	102,250
Capital contributions from officers	-	1,700	29,434
Net Cash Provided by
Financing Activities	-	1,700	131,684

NET INCREASE (DECREASE) IN CASH	(4,053)	(95)	49,698

CASH AT BEGINNING OF PERIOD	53,751	164	-

CASH AT END OF PERIOD	$ 49,698	$ 69	$ 49,698

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING ACTIVITY -
Accrued officer compensation forgiven
and donated as contributed capital	$ -	$ -	$ 70,000

See accompanying notes to condensed financial statements.

ENHANCE-YOUR-REPUTATION.com, INC.

(f/k/a M STREET GALLERY, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2014

NOTE 1 – INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of Enhance-Your-Reputation.com, Inc. (the “Company”) as of July 31, 2014, and the statements of operations and cash flows for the three months then ended, and the statement of stockholders’ equity from inception (March 11, 2011) to July 31, 2014, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of July 31, 2014, and the results of its operations and cash flows for the three months ended, and its changes in stockholders’ equity from inception (March 11, 2011) to July 31, 2014.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading and in conformity with the rules of the Securities and Exchange Commission. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended April 30, 2014.

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

Accounts Receivable

Accounts receivable consists of amounts owed by customers for services performed by the Company pursuant to “Service Agreement” contracts. As of July 31, 2014 and April 30, 2014, accounts receivable totaled $1,000 and zero, respectively. The Company collected the $1,000 of accounts receivable in August 2014, accordingly, no allowance for uncollectible accounts was recognized by the Company.

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

As of July 31, 2014 and April 30, 2014 the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

Recent Accounting Pronouncements

In June 2014, FASB issued ASU 2014-10, Development Stage Entities, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The removal of the DSE reporting requirements are effective for public entities for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption of the new standard is permitted; however, the Company has not adopted the standard.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

NOTE 4 - Stockholders’ Equity, sales of common stock and contributed capital

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

As of July 31, 2014, the Company’s NOL carryforward totaled $68,336; $15,616 of which will expire on April 30, 2032, $38,259 on April 30, 2034, and $14,461 on April 30, 2035.

The Company’s tax returns are subject to examination by the federal and state tax authorities for years ended April 30, 2012 through 2014.

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events through the date of the issuance of the financial statements and has determined that there are no items to disclose.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed  financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our April 30, 2014 Annual Report on Form 10-K.

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

Comparison of Operating Results for the Three Months Ended July 31, 2014 to the Three Months Ended July 31, 2013

Revenues

For the three months ended July 31, 2014 we had $2,000 in revenues as compared to no revenues for the three months ended July 31, 2013.  Our revenues for the three months ended July 31, 2014 are attributable to service contracts which we have with several customers which were not in existence during the quarter ended July 31, 2013.

Operating Expenses

For the three months ended July 31, 2014, we had operating expenses of $16,461, consisting primarily of legal fees, accounting and auditor fees as well as other general and administrative expenses. For the three months ended July 31, 2013, we had operating expenses of $10,672, consisting primarily of $10,000 of accrued officer compensation and $672 of other general and administrative expenses. The Company discontinued accruing officer compensation of $10,000 per quarter as of August 1, 2013 due to the immaterial amount of time spent by the officer in the Company’s operations. The increase of $5,789 in operating expenses is primarily attributable to accounting fees of $2,200, auditor fees of $6,000, and legal fees of $6,758 incurred in the three months ended July 31, 2014 that were not present in the three months ended July 31, 2013, partially offset by the $10,000 of officer compensation present in the three months ended July 31, 2013 versus none for the quarter ended July 31, 2014.

Net Loss

Our Net Loss for the three months ended July 31, 2014 was $14,461,   consisting of revenues of $2,000 less the operating expenses referred to in the preceding paragraph. Our Net Loss for the three months ended July 31, 2013 was $10,672, consisting of the operating expenses referred to in the preceding paragraph.

Liquidity and Working Capital:

At July 31, 2014 our current assets (and total assets) totaled $50,698,  of which $49,968 was cash  and $1,000  was accounts receivable as compared to current assets of $53,751 (all cash) at , April 30, 2014. The decrease of $3,053  is  attributable to $4,053 of cash used by operating activities offset by a $1,000 increase in accounts receivable as reflected in the condensed statements of cash flows.

Our net working capital at July 31, 2014 was $37,098as compared to net working capital  of $51,559 at  April 30, 2014. The decrease of $14,461 in net working capital is attributable to $4,053 of net cash used by operating activities, an increase in accounts payable and accrued expenses of $11,408, offset by a $1,000 increase in accounts receivable during the three months ended July 31, 2014.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this interim report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e), 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of July 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended July 31, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the  three months ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Enhance-Your-Reputation.com, Inc. (Registrant) By: /s/ Douglas Ward Douglas Ward, President, CEO, CFO Dated: September 26, 2013
Dated: September 15, 2014

Exhibit 31.1

Certification

I, Douglas Ward, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Enhance-Your-Reputation.com. Inc. for the period ended July 31, 2014;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a.)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under   my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly  report is being prepared;

(b.)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under  my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c.)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report  my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d.)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report)  that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.      I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

September 15, 2014	By: /s/ Douglas Ward
Douglas Ward
Chief Executive Officer, Chief Financial Officer and Chief Principal Accounting Officer

Exhibit No. 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Enhance-Your-Reputation.com, Inc. (the Company) on Form 10-Q for the period ended July 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Douglas Ward, Chief Executive and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 15, 2014	By: /s/ Douglas Ward
Douglas Ward
Chief Executive Officer, Chief Financial Officer and

         Principal Accounting Officer