Form 10-Q
period 2014-10-31
Enhance-Your-Reputation.com, Inc.
filed 2014-12-18
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2014 Commission file no.: 333-174404

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

(Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]   No  [  ]

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

As of December 2, 2013, there were 18,145,000 shares of voting stock of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Enhance-Your-Reputation.com, Inc.

(f/k/a) M Street Gallery, Inc.

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

	October 31, 2014	April 30, 2014
	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$ 29,598	$ 53,751
TOTAL CURRENT ASSETS	$ 29,598	$ 53,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$ 2,550	$ 2,192

TOTAL CURRENT LIABILITIES	2,550	2,192

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 50,000,000
shares authorized, 18,145,000 and 18,145,000
shares issued and outstanding, respectively	1,814	1,814
Additional paid-in capital	199,870	199,870
Stock to be issued
Deficit accumulated during the development stage	(174,636)	(150,125)

Total Stockholders' Equity	27,048	51,559

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 29,598	$ 53,751

See accompanying notes to condensed financial statements.

Enhance-Your-Reputation.com, Inc.

(f/k/a M Street Gallery, Inc.)

(A Development Stage Company)

Condensed Statements of Operations

Unaudited

					From Commencement of Development Stage
	For the Three Months Ended October 31,		For the Six Months Ended October 31,		on March 11, 2011 Through October 31,
	2014	2013	2014	2013	2014

REVENUES	$ 1,500	$ -	$ 3,500	$ -	$ 9,300

EXPENSES

Compensation - Officer	-	-	-	10,000	70,000
General and administrative	11,550	15,292	28,011	15,964	113,936
Total Expenses	11,550	15,292	28,011	25,964	183,936

NET (LOSS) BEFORE INCOME TAXES	(10,050)	(15,292)	(24,511)	(25,964)	(174,636)
Provision for Income Taxes	-	-	-	-	-

NET (LOSS)	$ (10,050)	$ (15,292)	$ (24,511)	$ (25,964)	$ (174,636)

OTHER COMPREHENSIVE INCOME
Gain/loss on foreign currency exchange	12,873	-			12,873

NET COMPREHENSIVE LOSS	12,873	-			12,873

(LOSS) PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	18,145,000	5,498,261	18,145,000	4,071,630

See accompanying notes to condensed financial statements.

Enhance-Your-Reputation.com, Inc.

(f/k/a M Street Gallery, Inc.)

(A Development Stage Company)

Condensed Statements of Cash Flows

Unaudited

			From Commencement of Development Stage
	Six Months Ended October 31,		on March 11, 2011 Through
	2014	2013	October 31, 2014
OPERATING ACTIVITIES

Net (loss)	$ (24,511)	$ (25,964)	$ (174,636)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Changes in operating assets
and liabilities:
Increase in accounts
payable and accrued expenses	358	10,266	72,550

Net Cash Used by
Operating Activities	(24,153)	(15,698)	(102,086)

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	7,500	102,250
Capital contributions from officers	-	15,534	29,434
Net Cash Provided by
Financing Activities	-	23,034	131,684

NET INCREASE (DECREASE) IN CASH	(24,153)	7,336	29,598

CASH AT BEGINNING
OF PERIOD	53,751	164	-

CASH AT END OF PERIOD	29,598	$ 7,500	$ 29,598

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest $	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -
NON-CASH FINANCING ACTIVITY -
Accrued officer compensation forgiven
and donated as contributed capital	$ -	70,000	70,000

See accompanying notes to condensed financial statements.

NOTE 1 – INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of Enhance-Your-Reputation.com, Inc. (the “Company”) as of October 31, 2014, and the statements of operations and cash flows for the three and six months then ended, and the statement of stockholders’ equity from inception (March 11, 2011) to October 31, 2014, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of October 31, 2014, and the results of its operations and cash flows for the three and six months ended, and its changes in stockholders’ equity from inception (March 11, 2011) to October 31, 2014.

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

Accounts Receivable

The Company may realize accounts receivable consisting of amounts owed by customers for services performed by the Company pursuant to “Service Agreement” contracts. As of October 31, 2014 and April 30, 2014, there were no accounts receivable.

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

As of October 31, 2014 and April 30, 2014 the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

As of October 31, 2014, the Company’s NOL carryforward totaled $78,386; $15,616 of which will expire on April 30, 2032, $38,259 on April 30, 2034, and $24,511 on April 30, 2035.

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

Comparison of Operating Results for the Three Months Ended October 31, 2014 to the Three Months Ended October 31 2013

Revenues

For the three months ended October 31, 2014 we had $1,500 in revenues as compared to no revenues for the three months ended October, 2013.  Our revenues for the three months ended October 31, 2014 are attributable to service contracts which we have with several customers which were not in existence during the quarter ended October 31, 2013.

Operating Expenses

For the three months ended October 31, 2014, we had operating expenses of $11,549, consisting primarily of legal fees, accounting and auditor fees as well as other general and administrative expenses. For the three months ended October 31, 2013, we had operating expenses of $15,292 which also was $27,048 as compared to net working capital  deficit of $740 at  October 31, 2013.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, operating results, liquidity, capital expenditures of capital resources.

ITEM 3.       QUANTITATIVE AND QUALITATIVE consisted primarily of  the same expenses.

Net Loss

Our Net Loss for the three months ended October 31, 2014 was $10,049 as compared to a net Loss for the three months ended October 31, 2013 of $15,292.

Comparison of Operating Results for the Six Months Ended October 31, 2014 to the Six Months Ended October 31 2013

Revenues

For the three months ended October 31, 2014 we had $3,500 in revenues as compared to no revenues for the three months ended October, 2013.  Our revenues for the three months ended October 31, 2014 are attributable to service contracts which we have with several customers which were not in existence during the quarter ended October 31, 2013.

Operating Expenses

For the six months ended October 31, 2014, we had operating expenses of $28,011, consisting primarily of legal fees, accounting and auditor fees as well as other general and administrative expenses. For the six months ended October 31, 2013, we had operating expenses of $25,564.

Net Loss

Our Net Loss for the six months ended October 31, 2014 was $24,511 as compared to a Net Loss for the six months ended October 31, 2013 of $25,964.

Liquidity and Working Capital:

At October 31, 2014 our current assets (and total assets) totaled $29,598, all of which was cash,  as compared to current assets of $7,500 (all cash) at October 31, 2013.

Our net working capital at October 31, 2014

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

ITEM 1A.       RISK FACTORS

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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
Dated: December 18, 2014