Form 10-Q
period 2015-01-31
Force Protection Video Equipment Corp.
filed 2015-04-23
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2015 Commission file no.: 333-174404

Force Protection Video Equipment Corporation

(Name of Small Business Issuer in its Charter)

Florida	45-144-3512
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

103 Kingussie Court Cary, NC	27511
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (919) 780-7897

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer, a nonaccelerated filer, or a smaller reporting company.

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). [ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of January 31, 2015, there were 18,145,000 shares of voting stock of the registrant issued and outstanding.

Force Protection Video Equipment Corp
(f/k/a) Enhance-Your Reputation.com, Inc.
( A Development Stage Company)
Condensed Balance Sheets

	January 31, 2015	April 30, 2014
Unaudited
CURRENT ASSETS
Cash and Cash equivalents	$ 25,378	$ 53,751
TOTAL CURRENT ASSETS	$ 25,378	$ 53,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$ 9,475	$ 2,192
TOTAL CURRENT LIABILITIES	$ 9,475	$ 2,192

STOCKHOLDERS' EQUITY
Common Stock, $0.0001 par value, 50,000,000	$ 1,814	$ 1,814
shares authorized, 18,145,000 and 18,145,000
shares issued and outstanding, respectively
Additional Paid In Capital	$ 199,870	$ 199,870
Deficit accumulated during the development stage	$ (185,781)	$ (150,125)
TOTAL STOCKHOLDERS' EQUITY	$ 15,903	$ 51,559

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 25,378	$ 53,751

See Accompanying notes to condensed financial statements

Force Protection Video Equipment Corp
(f/k/a) Enhance-Your Reputation.com, Inc.
( A Development Stage Company)
Condensed Statements of Operations
Unaudited

From Commencement
of Development Stage
on March 11, 2011
	For the Three Months Ended		For the Nine Months Ended		Through January 31, 2015
	January 31		January 31
	2015	2014	2015	2014	2015
REVENUES
Sales	$ 1,500	$ 2,000	$ 5,000	$ 2,000	$ 10,800

EXPENSES
Payroll - Officer	$ -	$ -	$ -	$ 10,000	$ 70,000
General and Administrative	$ 8,645	$ 18,258	$ 40,656	$ 34,222	$ 122,581

Total Expenses	$ 8,645	$ 18,258	$ 40,656	$ 44,222	$ 192,581
NET (LOSS) BEFORE INCOME TAXES	$ (7,145)	$ (16,258)	$ (35,656)	$ (42,222)	$ (181,781)
INCOME TAXES
Provision for Income Taxes	$ -	$ -	$ -	$ -	$ -

NET (LOSS)	$ (7,145)	$ (16,258)	$ (35,656)	$ (42,222)	$ (181,781)

NET (LOSS) PER SHARE- BASIC AND
DILUTED	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE OUTSTANDING
SHARES BASIC AND DILUTED	18,145,000	10,145,000	18,145,000	6,096,087

See accompany notes to condensed financial statements

Force Protection Video Equipment Corp
(f/k/a) Enhance-Your Reputation.com, Inc.
( A Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

From Commencement
of Development Stage
on March 11, 2011
	For the Nine Months Ended		Through
	January 31		January 31, 2015
	2015	2014	2015

OPERATING ACTIVITIES
Net (Loss)	$ (35,656)	$ (42,222)	$ (181,781)
Adjustmet to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase in prepaid expenses	$ -	$ (500)	$ -
Increase in accounts
payable and accured expenses	$ 7,283	$ 5,026	$ 75,475

Net Cash Used by Operating Activities	$ (28,373)	$ (37,696)	$ (106,306)

FINANCING ACTIVITIES
Proceeds from sale of common stock	$ -	$ 87,500	$ 102,250
Capital contributions from Stockholder	$ -	$ 17,284	$ 29,434
Net Cash Provided by Financing
Activities	$ -	$ 104,784	$ 131,684

NET INCREASE (DECREASE) IN CASH	$ (28,373)	$ 67,088	$ 25,378

CASH AT BEGINNING OF PERIOD	$ 53,751	$ 164	$ -

CASH AT END OF PERIOD	$ 25,378	$ 67,252	$ 25,378

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -
NON-CASH FINANCING ACTIVITY-
Accrued officer compensation forgiven and
donated as contributed capital	$ -	$ 70,000	$ 70,000

See accompany notes to condensed financial statements

FORCE PROTECTION VIDEO CORPORATION

f/k/a ENHANCE-YOUR-REPUTATION.COM, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

(UNAUDITED)

NOTE 1 – INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of Force Protection Video Equipment Corporation. (the “Company”) as of January 31, 2015, and the statements of operations and cash flows for the three and nine months then ended, and the statement of stockholders’ equity from inception (March 11, 2011) to January 31, 2015, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of January 31, 2015, and the results of its operations and cash flows for the three and nine months ended, and its changes in stockholders’ equity from inception (March 11, 2011) to January 31, 2015.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading and in conformity with the rules of the Securities and Exchange Commission. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on its Form 10-K for the fiscal year ended April 30, 2014.

NOTE 2 – COMPANY BACKGROUND AND ORGANIZATION

Force Protection Video Equipment Corporation, (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida.  On February 1, 2015 the Company changed its name to its current name, Forced Protection Video Corporation. We were originally incorporated for the purpose of providing an online marketplace for artwork created by German artist Reinhold Mackenroth on the internet. Unfortunately, sales did not materialize as expected for M Street Galley Inc. and as such, we decided to transition our operations by going into the reputation management and enhancement business and changed the company’s name to Enhance-Your-Reputation.com Inc. When this business did not generate significant revenues, we decided to change the direction of the company to  focus on the sale of mini body video cameras to consumers and law enforcement. . See Note 7 ”Subsequent Events” below.

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

Accounts Receivable

The Company may realize accounts receivable consisting of amounts owed by customers for services performed by the Company pursuant to “Service Agreement” contracts.  As of January 31, 2015 and April 30, 2014 there were no accounts receivable.

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

Fair Value Measurements

The Company follows the provision of ASC 820, “Fair Value Measurements And Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted principles, and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active market.

Level 2 – Valuations based on observable inputs other than quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgement.

As of January 31, 2015 and April 30, 2014 the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

The Company does not expect the adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

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

During the quarter ended October 31, 2013, the Company’s former President forgave $70,000 of accrued compensation and that was recorded as a contribution of capital.

During the quarter ended October 31, 2013, both the Company’s former and successor Presidents’ personally paid in the aggregate $22,284 of the Company’s obligations which consisted primarily of auditor, legal, and transfer agent fees. These transactions were accounted for as capital contributions.

On November 18, 2013, the Company received $80,000 from the sale of 8,000,000 share of restricted common stock at $0.01 per share.  The 8,000,000 shares were issued on April 28, 2014

During the quarter ended January 31, 2014, the Company’s former President paid $1,750 of the Company’s obligation to its auditor.  The transaction was accounted for as a capital contribution.

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

As of January 31, 2015, the Company’s NOL carryforward totaled $85,531; $15,616 of which will expire April 30, 2032, $38,259 on April 30, 2033 and $31,656 on April 2034.

The Company’s tax returns are subject to examination by the federal and state tax authorities for years ended April 30, 2012 through 2014.

NOTE 7 – Subsequent Event

As reported in our 8-K filed with the SEC on February 3, 2015, effective February 1, 2015, the control of the Company changed, its business model changed and so did its name.  Effective February 1, 2015, Douglas Ward resigned his positions as an officer and director of the Company and Paul Feldman was appointed as our sole officer and director, including president, secretary and chief financial officer. Mr. Feldman was previously the president of a publicly traded company, Law Enforcement Associates, Inc. (“LEA”).

Subsequent to January 31, 2015, we sold a total of 550,000 shares of our restricted common stock to two accredited investors for a total of $55,000. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

DESCRIPTION OF BUSINESS

As reported in our 8-K filed with the SEC on February 3, 2015, effective February 1, 2015, the control of the Company changed, its business model changed and so did its name.  Effective February 1, 2015, Douglas Ward resigned his positions as an officer and director of the Company and Paul Feldman was appointed as our sole officer and director, including president, secretary and chief financial officer. Mr. Feldman was previously the president of a publicly traded company, Law Enforcement Associates, Inc. (“LEA”). During his approximate twenty year tenure with LEA, Mr. Feldman helped that company’s sales grow to over $10,000,000. LEA was in the business of manufacturing of surveillance products and audio intelligent devices which were sold to the military and law enforcement agencies.

With this background and experience, Mr. Feldman has changed the direction of the Company. Effective February 1, 2015, the Company amended its Articles of Incorporation to change its name to Force Protection Video Equipment Corp. and moved its headquarters to Cary, North Carolina. The Company applied for a new Cusip Number for its common stock and was assigned 34520J1088   as its new Cusip Number.  On March 5, 2015, FINRA approved the name change and assigned the Company a new trading symbol, FPVD.

The Company is now in the business of selling mini body cameras and with Mr. Feldman’s extensive background and ties with law enforcement, the Company intends to focus its sales to law enforcement agencies. It will do so through direct contact by Mr. Feldman with these agencies to take advantage of Mr. Feldman’s 30 years of marketing experience to law enforcement.  We believe that given recent current events between law enforcement agencies and the public, which has been widely reported by the media, there is a significant market for the Company’s products.  In late March 2015, the Company placed an order with a distributor in China for 1,000 action cameras which the Company anticipates taking delivery of in May 2015.

Comparison of Operating Results for the Three Months Ended January 31, 2015 to the Three Months Ended January 31, 2014

Revenues

For the three months ended January 31, 2015 we had $1,500 in revenues as compared to $2,000 for the three months ended January 31, 2014.  Our revenues for the three months ended January 31, 2015 are attributable to service contracts which we have with several customers.

Operating Expenses

For the three months ended January 31, 2015, we had operating expenses of $8,645, consisting primarily of legal fees, accounting and auditor fees as well as other general and administrative expenses.  For the three months ended January 31, 2014, we had operating expenses of $18,258.  The decrease of $9,613 in operating expenses for the three months ended January 31, 2015 as compared to the three months ended January 31, 2014 was primarily attributable to a decrease in need of legal, accounting and auditor fees.

Net Loss

Our Net Loss for the three months ended January 31, 2015 was $7,145, consisting of the operating expenses referred to in the preceding paragraph. Our Net Loss for the three months ended January 31, 2014 was $16,258, consisting of the operating expenses referred to in the preceding paragraph. The $9,113 decrease in the Net Loss was attributable to the net decrease in operating expenses referred to in the preceding paragraph.

Comparison of Operating Results for the Nine Months Ended January 31, 2015 to the Nine Months Ended January 31, 2014:

Revenues

For the nine months ended January 31, 2015 we had $5,000 in revenues as compared to $2,000 for the nine months ended January 31, 2014.

Operating Expenses

For the nine months ended January 31, 2015, we had operating expenses of $40,656, consisting primarily of legal fees, accounting and auditor fees as well as other general and administrative expenses.  For the nine months ended January 31, 2014, we had operating expenses of $44,222.

Net Loss

Our Net Loss for the nine months ended January 31, 2015 was $35,656, consisting of the operating expenses referred to in the preceding paragraph. Our Net Loss for the nine months ended January 31, 2014 was $42,222, consisting of the operating expenses referred to in the preceding paragraph.

Liquidity and Working Capital

At January 31, 2015 our current assets (and total assets) totaled $25,378, all of which was cash, as compare to current assets of $53,751 (all cash) at January 31, 2014.

Off Balance Sheet Arrangements

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this interim report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e), 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of January 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The change in control of the Company which occurred effective February 1, 2015 and the corresponding appointment of Paul Feldman as our new Chief Financial Officer also as of that darte caused us to be late in filing our 10-Q for the period ended January 31, 2015.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine months period ended January 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.          DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.          MINE SAFETY DISCLOSURE

None

ITEM 5

           OTHER INFORMATION

Subsequent to January 31, 2015, we sold a total of 550,000 shares of our restricted common stock to two accredited investors for a total of $55,000. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Force Protection Video Equipment Corporation. f/k/a Enhance-Your-Reputation.com, Inc.
(Registrant)

By: /s/ Paul Feldman
April 23, 2015	Paul Feldman, President, CEO, CFO