Form 10-K
period 2015-04-30
Force Protection Video Equipment Corp.
filed 2015-07-15
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-174404

Force Protection Video Equipment Corp.

(Exact Name of Registrant as Specified in its Charter)

Florida	45-1443512
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

140 Iowa Lane

Suite 101

Cary, NC 27511

(Registrant’s address)

(919) 780-7897

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (8,745,000 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the most recent fiscal year $87,450.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 18,745,000 shares issued at July 1, 2015.

TABLE OF CONTENTS

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

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the "Company,"  the "Registrant," the "Issuer," "we," "us," and "our" refer to Force Protection Video Equipment Corp.

PART I

ITEM 1:	BUSINESS

Introduction

The Company is now in the business of selling mini body cameras. The Company’s president,  Paul Feldman has extensive background and ties with law enforcement, the Company now focuses its business on the sale of mini body cameras to law enforcement agencies. It does so through direct contact with these agencies to take advantage of Mr. Feldman’s 30 years of marketing experience to law enforcement.  In addition, the Company has established a web site at www.forceprovideo.com whereby customers can view the Company’s products and place orders. We believe that given recent current events which have taken place between law enforcement agencies and the public, which has been widely reported by the media, there is a significant market for the Company’s products.  In late March 2015, the Company placed an order with a manufacturer  in China for 1,000 action cameras, some of which were delivered in the first quarter  of fiscal 2016 and have already been sold to multiple police agencies.  In the first quarter of fiscal 2016, the Company   received multiple orders for the LE10 camera System. The LE10 is a small body worn high definition (HD) camera which is half the size and half the price ($195.00) of most law enforcement cameras currently available. The LE10 is rich with features such as still picture ability 8MP, WIFI, 4x zoom and audio recording. The LE10 does not require special software or expensive storage contracts. The video files can quickly be downloaded into a standard law enforcement case file and the micro SD cards are sealed in the provided static evidence bags and then securely stored in the department's evidence locker. The Company’s Video LE10 camera is a rugged HD design which incorporates Ambarella (NASDAQ "AMBA") made chips that allow cameras and other devices to record high definition video.

The Company anticipates receiving more orders in fiscal 2016 as the demand and public pressure for law enforcement agencies to wear body cameras grows. For example, in December 2014,  President Obama asked Congress for funding to buy 50,000 body cameras for law enforcement. That was followed up by the Department of Justice’s May 2015 announcement of its $20 million pilot program for police body cameras. In addition,  many states and local governments have also indicated that they intend to equip their law enforcement agencies with body cameras.  With Mr. Feldman’s experience with these agencies, the Company believes it is well situated to take advantage of this environment and generate significant sales of its mini cameras to these agencies.

Employees

At April 30, 2015. our only employee was our president, Paul Feldman. We have engaged consultants for accounting, legal, and other part-time and occasional services. Pursuant to a non written agreement with the Company, we pay Mr. Feldman a salary of $3,000 per month.

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

ITEM 1A.                RISK FACTORS

In the business sector in which we operate is extremely competitive. We compete with larger companies that are better funded including Tasar. We are in direct competition with such companies that sell similar equipment to law enforcement agencies.

Risks Related To Our Operations And Financial Condition

We are an early stage company with significant capital resources deficiencies and we may not be able to raise adequate capital which could materially and adversely affect our ability to conduct business.

As an early stage company, we have a capital deficiency and limited operating resources.    The cash on hand in our bank accounts may not be sufficient to maintain our operations.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

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

We will need to raise additional capital. Our current working capital is not expected to be sufficient to carry out all of our plans.  To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

The market price of our common stock may be volatile which could adversely affect the value of your investment in our common stock.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in market valuations of similar companies;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	regulatory developments in the United States or foreign countries;

•	litigation involving our company, our general industry or both;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

We have 18,295,000 shares of our common stock issued and outstanding.  We are authorized to issue up to 50,000,000   shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

We anticipate that our common stock will initially be considered to be a "Penny Stock," which will cause the trading of our stock to be subject to significant regulations that could adversely affect the value of our common stock.

We anticipate that our common stock will initially be a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act.  A stock is a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million;or (v) if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

OTCQB Listing

Our common stock is currently listed for trading on the OTC Market Group’s Pink Sheets under the symbol “FPVD” which we believe is the best place for our stock to trade on the over-the-counter market. Prior to this fiscal year, for our common stock to be listed for trading on the OTCQB we only had to be current in our SEC reporting. The OTC Market Group has now informed reporting companies that to maintain a listing on the OTCQB, companies would have to meet certain standards and pay fees to maintain its listing. The following is a summary of what we must do to maintain our OTCQB listing:

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

This is only a summary of the requirements and a complete and more detailed list may be found on the OTC Market Group’s web site at www.otcmarkets.com. We do not intend to complete and file the initial application and certifications with the OTC Market Group to maintain our common stock’s listing on the OTCQB because we believe it is too expensive.

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

 On March 21, 2015, the Company entered into a lease for approximately 524 square feet. The lease expires on March 31, 2018 and the current rent is $750 per month.

ITEM 3:	LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4:	RESERVED

Not Applicable.

PART II

ITEM 5:	MMARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001 per share (the "Common Stock"), is traded on the OTC Bulletin Board and   the OTC market Pink Sheets under the symbol "FPVD". Our common stock is traded sporadically. The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending April 30, 2015, and 2014, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2015	High	Low

First Quarter	$ 0. 01	$ 0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

Year 2014	High	Low

First Quarter	$0.01	$0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

Holders

As of the date of this Report there are approximately 41 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder) and we have 18,295,000 shares of common stock issued and outstanding.

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

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. Some of the statements contained in this Report that are not historical facts are "forwardlooking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a511 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forwardlooking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forwardlooking statements include without limitation:

•

Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•

Our ability to raise capital when needed and on acceptable terms and conditions;

•

The intensity of competition;

•

General economic conditions; and

•

Changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forwardlooking statements contained or incorporated by reference herein to reflect future events or developments.

Comparison of Operating Results for the Twelve Months Ended April 30, 2015 to the Twelve Months Ended April 30, 2014:

Revenues

For the twelve months ended April 30, 2015 we had $5,000 in revenues as compared to $3,000 for the twelve months ended April 30, 2014. The increase in revenues are attributable to service contracts which we had with several customers when we are in the business of aiding clients attempting to improve their on line profile. As of February 1, 2015, we changed the business of the Company to the selling of mini body cameras with a focus on law enforcement agencies.  During the first quarter of fiscal 2016, the Company already has generated revenues from sales of its mini body cameras to law enforcement agencies.

Operating Expenses

For the twelve months ended April 30, 2015, we had operating expenses of $67,999, consisting primarily of  accrued officer compensation of $9,000 and $58,999 primarily from legal fees, accounting as   well as other general and administrative expenses. For the twelve months ended April 30, 2014, we had operating expenses of $58,415, consisting of accrued officer compensation of $10,000 and $48,415 of legal, accounting,   and other   general and administrative expenses.

Net Loss

Our Net Loss for the year ended April 30, 2015 was $62,999, as compared to a net loss of $55,415 for the year ended April 30, 2014. The 2015 fiscal year loss consists of $5,000 of revenues and $67,999 of expenses. The 2014 fiscalyear loss consists of $3,000 of revenues and $55,415 of expenses. The detail of the Company’s revenues and    expenses are disclosed in the preceding paragraphs. The net loss per share was $(0.00) in fiscal 2015 and $(0.01) in    fiscal 2014.

Liquidity and Working Capital:

At April 30, 2015 our current assets (and total assets) were $60,576 as compared to current assets (and total assets) of $53,751 at April 30, 2014. The assets consisted of cash, cash equivalents and prepayments. The decrease in cash in fiscal 2015 is primarily attributable to more operating expenses. The prepaid expenses consist of $750 prepaid rent and $24,600 of other assets.

At April 30, 2015, our current liabilities (and total liabilities) were $17,017, which consisted of accounts payable and accrued expenses, primarily attributable to professional fees and accrued compensation, as compared to $2,192 as of April 30, 2014.

Our net working capital at April 30, 2015 was $43,559 as compared to a net working capital of $51,559 at April 30, 2014. The decrease in net working capital is primarily attributable to the decrease in cash explained in the two previous paragraphs.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, operating results, liquidity, capital expenditures of capital resources.

Working Capital

While we do not have inplace working capital to fund normal business activities, we are actively seeking financing.

Contractual Obligations and Other Commercial Commitments

Other than in the ordinary course of business, we currently do not have any obligations or commitments.

Warrants

As of April 30, 2015, we had no outstanding warrants.

Common Stock

As of April 30, 2015, there were 18,295,000 shares issued and outstanding.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company. We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually,, which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this report. Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our gross profits, although there is no assurance that sufficient revenues will be generated to cover said costs. We must structure, establish, maintain and operate our     Company under corporate policies designed to ensure compliance with all required public company laws, rules,  regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder. Some of our more significant challenges of being a publicly reporting company will include the  following:

•

We will have to carefully prepare and file in the format mandated by the SEC all periodic filings required by the Securities Exchange Act of 1934 (Annual Report on Form 10K, Quarterly Reports   on Form 10Q, and interim reports of material significant events on Form 8K), as well as insider reporting compliance for all officers and director under Section 16 of the Securities Exchange Act of 1934 on Forms 3, 4 and 5;

•

We will have to assure that our corporate governance principles and Board minutes are properly drafter and maintained;

•

We will have to carefully analyze and assess all disclosures in all forms of public communications; including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

•

We will have to assure corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

•

We will have to assure securities law compliance for all equity based employee benefit plans, including registration statements and prospectus distribution procedures;

•

We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of the Public Company Accounting Oversight Committee on governance procedures of the Company and our audit committee;

•

We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for as such listing;

•

Being a public company increases our director and officer liability insurance costs;

•

We will have to interface with our Transfer Agent regarding issuance and trading of our common stock, which may include Rule 122 stock transfer compliance matters; and

•

We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

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

OffBalance Sheet Arrangements

None.

ITEM 7A:	QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our financial statements have been examined to the extent indicated in their report by Baum & Company, P.A. for the years ended April 30, 2015, and  2014, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

Baum & Company, P.A.

Certified Public Accountants

1688 Meridian Avenue, Suite 504

Miami Beach, Florida 33139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Force Protection Video Equipment Corp. (formerly known as Enhance-Your-Reputation.Com, Inc.)

We have audited the accompanying balance sheets of Force Protection Video Equipment Corp. (formerly known as Enhance-Your-Reputation.Com, Inc.) as of April 30, 2015 and 2014 and the related statements of operations, cash flows and stockholders' equity for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Force Protection Video Equipment Corp. (formerly known as Enhance-Your-Reputation.Com, Inc.) as of April 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Miami Beach, Florida

July 3, 2015

/s/ Baum & Company, P.A.

Force Protection Video Equipment Corp.
(f/k/a) Enhance-Your Reputation.com, Inc.
Balance Sheets

	April 30, 2015	April 30, 2014
CURRENT ASSETS
Cash and cash equivalents	$ 35,226	$ 53,751
Other Assets	25,350	0
TOTAL CURRENT ASSETS	$ 60,576	$ 53,751

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	17,017	2,192
TOTAL CURRENT LIABILITIES	17,017	2,192

STOCKHOLDERS' (DEFICIT)

Common stock, $0.0001 par value, 50,000,000 shares authorized, 18,295,000 and 18,145,000 shares issued and outstanding, respectively	1,829	1,814
Additional paid-in capital	254,854	199,870
Accumulated Deficit	(213,124)	(150,125)
Total Stockholders' Equity	43,559	51,559
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 60,576	$ 53,751

See Accompanying notes to financial statements

Force Protection Video Equipment Corp.
(f/k/a) Enhance-Your Reputation.com, Inc.
Statements of Operations

	For the Years Ended
	April 30,
	2015	2014
REVENUES
Sales	$ 5,000	$ 3,000

EXPENSES
Compensation to related parties	9,000	10,000
General and Administrative	58,999	45,415
Total Expenses	67,999	58,415

NET (LOSS) BEFORE INCOME TAXES	(62,999)	(55,415)
INCOME TAXES
Provision for Income Taxes	0	0

NET (LOSS)	$ (62,999)	$ (55,415)

NET (LOSS) PER SHARE- BASIC AND DILUTED	$ -	$ 0.01

WEIGHTED AVERAGE OUTSTANDING SHARES BASIC AND DILUTED	18,148,846	5,699,965

See Accompanying notes to financial statements

Force Protection Video Equipment Corp.
(f/k/a) Enhance-Your Reputation.com, Inc.
Statements of Stockholders' Equity
For the Period April 30, 2013 through April 30, 2015

			Additional		Total
	Common Stock Issued		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance April 30, 2013	2,645,000	$ 264	$ 26,636	$(94,710)	$ (67,810)

Common Stock issued for cash to officer on
September 27,2013	7,500,000	750	6,750		7,500
Cash received on November 18, 2013 for
Common Stock issued on April 28, 2014	8,000,000	800	79,200		80,000
Capital Contribution from officers during fiscal
year 2014			87,284		87,284
Net Loss, Year Ended April 30, 2014				$ (55,415)	$ (55,415)
Balance - April 30, 2014	18,145,000	1,814	199,870	$ (150,125)	51,559

Common Stock Issued for Cash in March 2015	100,000	10	49,985		49,995
Common Stock Issued for Cash in April 2015	50,000	5	4,999		5,004
Net Loss, Year Ended April 30, 2015				$ (62,999)	$ (62,999)
Balance - April 30, 2015	18,295,000	$ 1,829	$ 254,854	$ (213,124)	$ 43,559

See Accompanying notes to financial statements

Force Protection Video Equipment Corp.
(f/k/a) Enhance-Your Reputation.com, Inc.
Statements of Cash Flows

	Years Ended April 30,
	2015	2014
OPERATING ACTIVITIES
Net (loss)	$ (62,999)	$ (55,415)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Changes in operating assets
and liabilities:
Increase in prepaid expenses	(25,350)	0
Increase in accounts payable and accrued expenses	14,825	4,218
Net Cash Used by
Operating Activities	(73,524)	(51,197)
FINANCING ACTIVITIES
Proceeds from sale of common stock	54,999	87,500
Capital contributions from Stockholder	0	17,284
Net Cash Provided by
Financing Activities	54,999	104,784
NET INCREASE (DECREASE) IN CASH	(18,525)	53,587
CASH AT BEGINNING OF PERIOD	53,751	164
CASH AT END OF PERIOD	$ 35,226	$ 53,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -
NON-CASH FINANCING ACTIVITY
Accrued officer compensation
forgiven and donated as contributed capital	$ -	$ 70,000

See Accompanying notes to financial statements

FORCE PROTECTION VIDEO EQUIPMENT CORPORATION

(f/k/a ENHANCE-YOUR-REPUTATION.COM, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

NOTE 1 – COMPANY BACKGROUND AND ORGANIZATION

Force Protection Video Equipment Corporation, (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida.  On February 1, 2015 the Company changed its name to its current name, Forced Protection Video Corporation. We were originally incorporated for the purpose of providing an online marketplace for artwork created by German artist Reinhold Mackenroth on the internet. Unfortunately, sales did not materialize as expected for M Street Galley Inc. and as such, we decided to transition our operations by going into the reputation management and enhancement business and changed the company’s name to Enhance-Your-Reputation.com Inc. Unfortunately, sales did not materialize as expected and as such, we decided to cease all its prior business and change the company’s name, now focus on the sale of mini body video cameras to consumers and law enforcement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Other Assets

The Company’s other assets are related to prepaid rent and an advance of $24,000 on a purchase commitment for inventory.

Leases

On March 21, 2015, the Company entered into a lease for approximately 524 square feet. The lease expires on March 31, 2018.  The annual rents are $7016 for 2015, $9207 for 2016, $9483 for 2017 and $2388 for 2018.

Accounts Receivable

The Company may realize accounts receivable consisting of amounts owed by customers for services performed by the Company pursuant to “Service Agreement” contracts.  As of April 30, 2015 and April 30, 2014 there were no accounts receivable.

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

As of April 30, 2015 and April 30, 2014 the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

NOTE 3 - Stockholders’ Equity, sales of common stock, and contributed capital transactions

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

On March 24, 2015 the Company received $50,000 from the sale of 100,000 shares of restricted common stock at $0.50 per share.

On April 14, 2015 the Company received $5,000 from the sale of 50,000 shares of restricted stock at $0.10 per share.

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

As of April 30, 2015, the Company’s NOL carryforward totaled $116,874, $15,616 of which will expire April 30, 2032, $38,259 on April 30, 2033 and $62,999 on April 2035.

The Company’s tax returns are subject to examination by the federal and state tax authorities for years ended April 30, 2012 through 2015.

NOTE 6 – Subsequent Event

In May 2015, we sold a total of 450,000 shares of our common stock to three accredited investors. These issuances were made pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e), 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of April 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

We lack proper internal controls and procedures.

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

Changes In Internal Controls Over Financial Reporting

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the fourth quarter of fiscal year ended April 30, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the fourth quarter of fiscal year ended April 30, 2015 that has materially affected or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B:	OTHER INFORMATION

 In May 2015, we sold a total of 450,000 shares of our common stock to three accredited investors. These issuances were made pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of April 30, 2015:

Name	Age	Position
Paul Feldman	51	Chief Executive Officer, President and Chief Financial Officer, Director

Biographical Information Regarding Officers and Directors

Mr. Feldman has served as our sole Director, President, CEO and CFO since February 1, 2015. From  October 2011 to January 29, 2015, Mr. Feldman served as President of Cobra Xtreme Video, Inc. sold video cameras to consumers and had sales in excess of $300,000 Prior to that, Mr. Feldman had  been an officer and director of a publicly traded company.  From 2001 through August 2009, Mr. Feldman served as President and a Director of Law Enforcement Associates, Inc. (LEA) whose common stock was previously listed on the OTCBB and the American Stock Exchange.  LEA was in the business of manufacturing surveillance products and audio intelligent devices which were sold to the military and law enforcement.  In his last year at LEA, Mr. Feldman helped LEA increase its net sales to over $10,000,000. In addition, Mr. Feldman was a named inventor on multiple patents relating to video surveillance

Term of Office

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

 Significant Employees

At the present time, we have only one employee, our President, Mr. Paul Feldman who is compensation is $3,000 per month pursuant to an oral agreement with the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the fiscal year ended  April 30, 2015, the filing requirements were  met.

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

The Company does not have any Committees of the Board

Director Nominations

There have been no changes in the year ended April 30, 2015 to the procedures by which security holders may recommend nominees to our board of directors.

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

Paul Feldman

2015

    $9,000

$0

$0

(1) No officers earned over $100,000 in the preceding fiscal years.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended April 30, 2015 and 2014, respectively, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of April 30, 2015 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below assumes all share cancellations as disclosed are completed and reflects each holder’s ownership interest in the 18, 145,000 shares of  common stock issued and outstanding as of April 30, 2014. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Paul Feldman	10,000,000	53.5%

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

Audit Fees

The aggregate fees of Baum & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended April 30, 2015, totaled $12,300. The aggregate fees of Baum & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended April 30, 2014 totaled $10,550.

AuditRelated Fees

The aggregate fees billed by Baum & Company, P.A. for audit related services for the years ended April 30, 2015 which are not disclosed in “Audit Fees” above, were $0 and for April 30, 2014, which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Baum & Company, P.A for tax compliance for the year ended April 30, 2015, were

$0. The aggregate fees billed by Baum & Company, P.A for tax compliance for the year ended April 30, 2014 were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended April 30, 2015 and April 30, 2014, were $0.

Audit Committee PreApproval Policies

Our sole  Director reviewed the audit and nonaudit services rendered by Baum & Company, P.A during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and nonaudit services performed by our independent accountants are preapproved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

 PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the years April 2015 and April 30, 2014..

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Force Protection Equipment Video Corp

By:	/s/ Paul Feldman
Name:	Paul Feldman
Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:    July 15, 2015