Form 10-Q
period 2015-07-31
Force Protection Video Equipment Corp.
filed 2015-09-09
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2015 Commission file no.: 333-174404

Force Protection Video Equipment Corporation

(Name of Small Business Issuer in its Charter)

Florida	45-144-3512
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

140 Iowa Lane, Suite 101 Cary, NC	27511
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (919) 780-7897

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

As of July 31, 2015, there were 18,745,000 shares of voting stock of the registrant issued and outstanding.

Force Protection Video Equipment Corporation
Balance Sheets

	July 31, 2015	April 30, 2015
(Unaudited)
CURRENT ASSETS
Cash and Cash equivalents	$ 3,165	$ 35,226
Inventory	2,052	-
Accounts Receivable	6,303	-
Other Assets	45,850	25,350
TOTAL CURRENT ASSETS	$ 57,370	$ 60,576
PROPERTY AND EQUIPMENT
Property and Equipment	$ 671	$ -
TOTAL PROPERTY AND EQUIPMENT	$ 671	$ -

TOTAL ASSETS	$ 58,041	$ 60,576
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$ 22,525	$ 17,017
TOTAL CURRENT LIABILITIES	$ 22,525	$ 17,017

STOCKHOLDERS EQUITY
Common Stock, $0.0001 par value, 50,000,000
shares authorized, 18,745,000 and 18,295,000
shares issued and outstanding, respectively	$ 1,874	$ 1,829
Additional Paid In Capital	299,809	254,854
Accumulated Deficit	(266,166)	(213,124)
TOTAL STOCKHOLDERS EQUITY	$ 35,517	$ 43,559

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 58,042	$ 60,576

See accompanying notes to financial statements

Force Protection Video Equipment Corporation
Statements of Operations
Unaudited

For the three months Ended
July 31,
	2015	2014
REVENUES
Sales	$ 15,935	$ 2,000

COST OF GOODS SOLD
Cost of Goods Sold	$ 9,689	$ -

GROSS PROFIT	$ 6,246	$ 2,000

EXPENSES
Compensation to related parties	$ 12,000	$ -
General and Administrative	47,288	16,461

Total Expenses	$ 59,288	$ 16,461
NET (LOSS) BEFORE INCOME TAXES	$ (53,042)	$ (14,461)
INCOME TAXES
Provision for Income Taxes	$ -	$ -

NET (LOSS)	$ (53,042)	$ (14,461)

NET (LOSS) PER SHARE- BASIC AND
DILUTED	$ -	$ -

WEIGHTED AVERAGE OUTSTANDING
SHARES BASIC AND DILUTED	18,680,714	18,145,000

See accompanying notes to financial statements

Force Protection Video Equipment Corporation
Statements of Cash Flows
Unaudited

	For the three months ended
	July 31,
	2015	2014

OPERATING ACTIVITIES
Net (Loss)	$ (53,042)	$ (14,461)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities
Increase in accounts receivable	$ (6,303)	$ (1,000)
Increase in Inventory	(2,052)	-
Increase in other assets	(20,500)	-
Accounts payable and accrued expenses	5,507	11,408

Net Cash (Used) by Operating Activities	$ (76,390)	$ (4,053)

INVESTING ACTIVITIES
Purchase of Equipment	$ (671)	$ -
Net Cash (Used) by Investing
Activities	$ (671)	$ -

FINANCING ACTIVITIES
Proceeds from sale of common stock	$ 45,000	$ -
Net Cash Provided by Financing
Activities	$ 45,000	$ -

NET INCREASE (DECREASE) IN CASH	(32,061)	(4,053)

CASH AT BEGINNING OF PERIOD	35,226	53,751

CASH AT END OF PERIOD	$ 3,165	$ 49,698

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

See accompanying notes to financial statements

FORCE PROTECTION VIDEO EQUIPMENT CORPORATION

                                                       NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of Force Protection Video Equipment Corporation. (the “Company”) as of July 31, 2015, and the statements of operations,  the statement of stockholders’ equity and cash flows for the three months ended have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of July 31, 2015, and the results of its operations and cash flows for the three ended, and stockholders’ equity.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading and in conformity with the rules of the Securities and Exchange Commission. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on its Form 10-K for the fiscal year ended April 30, 2015.

NOTE 2 – COMPANY BACKGROUND AND ORGANIZATION

Force Protection Video Equipment Corporation, (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida.  On February 1, 2015 the Company changed its name to its current name, Forced Protection Video Corporation. We were originally incorporated for the purpose of providing an online marketplace for artwork created by German artist Reinhold Mackenroth on the internet. Unfortunately, sales did not materialize as expected for M Street Galley Inc. and as such, we decided to transition our operations by going into the reputation management and enhancement business and changed the company’s name to Enhance-Your-Reputation.com Inc. When our business did not grow, we decided to change our business model, change the company’s name, and now focus on the sale of mini body video cameras to consumers and law enforcement.  In conjunction with the change in business focus, we then ceased our prior business.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Inventory

The Company’s inventory is stated at the lower of cost or market.

Allowance for doubtful accounts

The Company will recognize an allowance for losses on accounts receivable in an amount equal to the estimated probable losses, net of recoveries.   As of July 31, 2015, no allowance was necessary.

Other Assets

The Company’s other assets are related to prepaid rent $750, and an advance of $45,100 on a purchase commitment for inventory.

Commitments

On March 21, 2015, the Company entered into a lease for approximately 524 square feet. The lease expires on March 31, 2018.  The annual rents are $7,016 for 2015, $9,207 for 2016, $9,483 for 2017 and $2,388 for 2018.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is computed on the straight line method over their useful lives (5-7 years).

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

Revenue Recognition

The Company recognizes revenue when (a) pervasive evidence of an arrangement exists (b) products are delivered or services have been rendered (c) the sales price is fixed or determinable, and (d) collection is reasonably assured. The Company’s revenue recognition policies are in compliance with SAB 104.

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

As of July 31, 2015 and April 30, 2015 the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

NOTE 4 – Stock Transactions

On March 24, 2015 the Company received $50,000 from the sale of 100,000 shares of restricted common stock at $0.50 per share.

On April 14, 2015 the Company received $5,000 from the sale of 50,000 shares of restricted stock at $0.10 per share.

On May 5, 2015 the Company received $35,000 from the sale of 350,000 shares of restricted stock at $0.10 per share

On May 14, 2015 the Company received $10,000 from the sale of 100,000 shares of restricted stock at $0.10 per share

NOTE 5 - Related Party Transactions

The Company’s CEO’s and president has an informal agreement to receive $3000 per month for his services.

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

No deferred tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance that it’s NOL’s will expire unused. Accordingly, the potential tax benefits of the NOL carryforwards are offset by a valuation allowance of the same amount.

As of July 31, 2015, the Company’s NOL carryforward totaled $169,916. $15,616 of which will expire April 30, 2032, $38,259 on April 30, 2033, $62,999 on April 30, 2034 and $53,042 on April 30, 2035.

The Company’s tax returns are subject to examination by the federal and state tax authorities for years ended April 30, 2012 through 2015.

NOTE 7 – Subsequent Event

As reported in the Company’s 8-K filed with the SEC on September 1, 2015,   On August 25, 2015, Force Protection Video Equipment Corp.  (the “Company”) executed a Securities Purchase Agreement (the “EMA SPA”) with EMA Financial, LLC  (“EMA”) providing for the purchase of a Convertible Promissory Note bearing interest at 8% per annum in the principal amount of $105,000 due August 25, 2016 (the “EMA Note”). The EMA Note included a $10,995 Original Issue Discount (“OID”). The EMA SPA and the EMA Note were signed on August 25, 2015 and the EMA Note was funded on September 1, 2015, with the Company receiving net proceeds of $80,005.00, (net of the OID, a finders fee of $9,500 and a due diligence fee of $5,000). The funds will be used for used for general corporate purposes.

The EMA Note can be prepaid, at redemption premiums ranging from 125% to 140%, until 90 days following the issuance date of the EMA Note, after which the Company has no right of repayment. The EMA Note is convertible at a price per share equal to 60% of the lowest sales price of the Company’s common stock on the principal market during the 20 consecutive trading days immediately preceding the conversion date.  If, at any time while the EMA Note is outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is less than the conversion price in effect on the date of such issuance of shares of common stock, then EMA’s conversion price will be reduced to the amount of the consideration per share received for such issuance.

The EMA Note contains certain covenants and restrictions including, among others, that for so long as the EMA Note is outstanding, the Company will not pay dividends or dispose of certain assets, and that the Company will maintain its listing on the  over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

The foregoing descriptions of the EMA SPA and the EMA Note are summaries, and are qualified in their entirety by reference to such documents, which were attached to the Company’s 8-K as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

ITEM 2.    MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed  financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our April 30, 2015 Annual Report on Form 10-K.

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

DESCRIPTION OF BUSINESS

The Company is now in the business of selling mini body cameras. The Company’s president, Paul Feldman has extensive background and ties with law enforcement, and as such, the Company now focuses its business on the sale of mini body cameras to law enforcement agencies. It does so through direct contact with these agencies to take advantage of Mr. Feldman’s 30 years of marketing experience to law enforcement.  In addition, the Company has established a web site at www.forceprovideo.com whereby customers can view the Company’s products and place orders. We believe that given recent current events which have taken place between law enforcement agencies and the public, which has been widely reported by the media, there is a significant market for the Company’s products.  In late March 2015, the Company placed an order with a manufacturer in China for 1,000 action cameras, some of which were delivered in the first quarter of fiscal 2016 and have already been sold to multiple police agencies.  In the first quarter of fiscal 2016, the Company   received multiple orders for the LE10 camera System. The LE10 is a small body worn high definition (HD) camera which is half the size and half the price ($195.00) of most law enforcement cameras currently available. The LE10 is rich with features such as still picture ability 8MP, WIFI, 4x zoom and audio recording. The LE10 does not require special software or expensive storage contracts. The video files can quickly be downloaded into a standard law enforcement case file and the micro SD cards are sealed in the provided static evidence bags and then securely stored in the department's evidence locker. The Company’s Video LE10 camera is a rugged HD design which incorporates Ambarella (NASDAQ "AMBA") made chips that allow cameras and other devices to record high definition video.

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

Comparison of Operating Results for the Three Months Ended July 31, 2015 to the Three Months Ended July 31, 2014

Revenues

For the three months ended July 31, 2015 we had $15,935 in revenues as compared to $2,000 for the three months ended July 31, 2014.  Our revenues for the three months ended July 31, 2015 were attributable to the sale of our cameras to several law enforcement agencies.

Cost of Goods Sold

For the three months ended July 31, 2015 we had cost of goods sold of $9,689 as compared to $0 for the three months ended July 31, 2014.  Our cost of goods for the three months ended July 31, 2015 were attributable to the cost of our cameras, shipping and merchant costs.

Operating Expenses

For the three months ended July 31, 2015, we had operating expenses of $59,288, consisting primarily of legal fees, advertising, accounting and auditor fees, salary as well as other general and administrative expenses.  For the three months ended July 31, 2014, we had operating expenses of $16,461.  The increase of $42,827 in operating expenses for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014 was primarily attributable to the increase in advertising, salary, legal, accounting and auditor fees.

Net Loss

Our Net Loss for the three months ended July 31, 2015 was $53,042, consisting of the operating expenses referred to in the preceding paragraph. Our Net Loss for the three months ended July 31, 2014 was $14,461, consisting of the operating expenses referred to in the preceding paragraph. The $38,581 increase in the Net Loss was attributable to the net increase in operating expenses referred to in the preceding paragraph.

Liquidity and Working Capital:

At July 31, 2015 our current assets were $57,370 as compared to current assets (and total assets) of $60,576 at April 30, 2015. The assets consisted of cash, cash equivalents, accounts receivable, inventory, fixed assets and prepayments. The decrease of current assets as of July 31, 2015 is primarily attributable to less cash.

At July 31, 2015, our current liabilities (and total liabilities) were $22,525, which consisted of accounts payable and accrued expense, primarily attributable to professional fees and accrued compensation, as compared to $17,017 as of April 30, 2015.

Our net working capital at July 31, 2015 was $34,845 as compared to a net working capital of $43,559 at April 30, 2015. The decrease in net working capital is primarily attributable to the increase in current liabilities and the decrease in cash as explained in the two previous paragraphs.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this interim report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e), 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of July 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three months period ended July 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5. 2015 the Company received $35,000 from the sale of 350,000 shares of restricted stock at $0.10 per share. On May 14, 2015 the Company received $10,000 from the sale of 100,000 shares of restricted stock at $0.10 per share.  The information set forth in Item 5 below is incorporated herein by reference. The issuance of the securities set forth herein were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act and Rule 506 promulgated thereunder in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient in each transaction; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipients of the notes were accredited investors.

ITEM 3.          DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.          MINE SAFETY DISCLOSURE

None

ITEM 5

           OTHER INFORMATION

On August 25, 2015, Force Protection Video Equipment Corp.  (the “Company”) executed a Securities Purchase Agreement (the “EMA SPA”) with EMA Financial, LLC  (“EMA”) providing for the purchase of a Convertible Promissory Note bearing interest at 8% per annum in the principal amount of $105,000 due August 25, 2016 (the “EMA Note”). The EMA Note included a $10,995 Original Issue Discount (“OID”). The EMA SPA and the EMA Note were signed on August 25, 2015 and the EMA Note was funded on September 1, 2015, with the Company receiving net proceeds of $80,005.00, (net of the OID, a finders fee of $9,500 and a due diligence fee of $5,000). The funds will be used for used for general corporate purposes.

The EMA Note can be prepaid, at redemption premiums ranging from 125% to 140%, until 90 days following the issuance date of the EMA Note, after which the Company has no right of repayment. The EMA Note is convertible at a price per share equal to 60% of the lowest sales price of the Company’s common stock on the principal market during the 20 consecutive trading days immediately preceding the conversion date.  If, at any time while the EMA Note is outstanding, the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock in connection with a subsequent placement for no consideration or for a consideration per share based on a variable price formula that is less than the conversion price in effect on the date of such issuance of shares of common stock, then EMA’s conversion price will be reduced to the amount of the consideration per share received for such issuance.

The EMA Note contains certain covenants and restrictions including, among others, that for so long as the EMA Note is outstanding, the Company will not pay dividends or dispose of certain assets, and that the Company will maintain its listing on the  over-the-counter market. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

The foregoing descriptions of the EMA SPA and the EMA Note are summaries, and are qualified in their entirety by reference to such documents, which are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

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

Force Protection Video Equipment Corporation.
(Registrant)

By: /s/ Paul Feldman
September 9, 2015	Paul Feldman, President, CEO, CFO