Form 10-Q
period 2015-10-31
Force Protection Video Equipment Corp.
filed 2015-12-11
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2015 Commission file no.: 000-55519

Force Protection Video Equipment Corp.

(Name of Small Business Issuer in its Charter)

Florida	45-1443512
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

140 Iowa Lane, Suite 101 Cary, NC	27511
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (919) 780-7897

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

As of October 31, 2015, there were 18,755,095 shares of voting stock of the registrant issued and outstanding.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of October 31, 2015 (Unaudited) and April 30, 2015 (audited)

3

Statements of Operations for the Three and Six Months

Ended October 31, 2015 and 2014 (Unaudited)

4

Statements of Cash Flows for the Nine Months Ended

October 31, 2015 and 2014 (Unaudited)

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

16

Item 4.

Controls and Procedures

19

PART II - OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 5.

Other Information

20

Item 6.

Exhibits

21

Signatures

22

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Force Protection Video Equipment Corp.
Balance Sheets
	October 31, 2015	April 30, 2015
	(Unaudited)
CURRENT ASSETS
Cash and Cash equivalents	$ 169,678	$ 35,226
Inventory	26,347	-
Accounts Receivable	7,163	-
Deferred Financing	7,761	-
Other Assets	45,850	25,350
TOTAL CURRENT ASSETS	$ 256,799	$ 60,576
PROPERTY AND EQUIPMENT
Property and Equipment	$ 671	$ -
TOTAL PROPERTY AND EQUIPMENT	$ 671	$ -

TOTAL ASSETS	$ 257,470	$ 60,576
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$ 15,968	$ 17,017
Convertible Promissory Notes net of discount of $281,172	52,828	-
TOTAL CURRENT LIABILITIES	$ 68,796	$ 17,017

STOCKHOLDERS EQUITY (DEFICIT)
Common Stock, $0.0001 par value, 50,000,000
shares authorized; issued and outstanding 18,755,095 and 18,295,000 at October 31, 2015 and April 30, 2015, respectively	$ 1,875	$ 1,829
Additional Paid In Capital	602,312	254,854
Accumulated Deficit	(415,513)	(213,124)
TOTAL STOCKHOLDERS’ EQUITY	$ 188,674	$ 43,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 257,470	$ 60,576

See accompanying notes to financial statements

Force Protection Video Equipment Corp.

Statements of Operations

	For the three months Ended		For the six months Ended
	October 31,		October 31,
	2015	2014	2015	2014
REVENUES
Sales	$ 19,614	$ 1,500	$ 35,548	$ 3,500
Cost of goods sold	12,416	-	22,117	-
GROSS PROFIT	7,198	1,500	13,431	3,500

OPERATING EXPENSES
Compensation to related parties	16,500	-	28,500	-
General and administrative	92,770	11,550	140,045	28,011
Total operating expenses	109,270	11,550	168,545	28,011
Loss from operations	(102,072)	(10,050)	(155,114)	(24,511)

OTHER INCOME (EXPENSE)
Interest Income	1,184	-	1,184	-
Interest expense	(3,392)	-	(3,392)	-
Accretion of debt discount	(43,328)	-	(43,328)	-
Amortization of deferred finance charges	(1,739)	-	(1,739)	-
Total other income (expense)	(47,275)	-	(47,275)	-
NET (LOSS) BEFORE INCOME TAXES	(149,347)	(10,050)	(202,389)	(24,511)
Provision for Income Taxes	-	-	-	-
NET (LOSS)	$ (149,347)	$ (10,050)	$ (202,389)	$ (24,511)

NET (LOSS) PER SHARE- BASIC AND DILUTED	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES BASIC AND DILUTED	18,746,707	18,145,000	18,633,109	18,145,000

See accompanying notes to financial statements

Force Protection Video Equipment Corp.
Statements of Cash Flows
Unaudited

	For the six months ended
	October 31,
	2015	2014

OPERATING ACTIVITIES
Net (Loss)	$ (202,389)	$ (24,511)
Adjustment to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,739	-
Accretion of debt discount	43,328	-
Share based compensation expense	14,500	-
Changes in operating assets and liabilities
Increase in accounts receivable	(7,163)	-
Increase in deferred financing cost	(7,761)	-
Increase in Inventory	(26,347)	-
Increase in other assets	(12,739)	-
Accounts payable and accrued expenses	(1,048)	358
Net Cash (Used) by Operating Activities	(197,881)	(24,153)

INVESTING ACTIVITIES
Purchase of Equipment	(671)	-
Net Cash (Used) by Investing Activities	(671)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	45,000	-
Proceeds from convertible promissory notes	288,004	-
Net Cash Provided by Financing Activities	333,004	-

NET INCREASE (DECREASE) IN CASH	134,452	(24,153)

CASH AT BEGINNING OF PERIOD	35,226	53,751

CASH AT END OF PERIOD	$ 169,678	$ 29,598

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

NON-CASH OPERATING ACTIVITIES
Value of common stock issued in exchange for services	$ 14,500	$ -

See accompanying notes to financial statements

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – INTERIM UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements of Force Protection Video Equipment Corp. (the “Company”) as of October 31, 2015, and for the three and six months ended October 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2015, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

NOTE 2 – COMPANY BACKGROUND AND ORGANIZATION

Force Protection Video Equipment Corp., (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida.  On February 1, 2015 the Company changed its name to its current name, Force Protection Video Corp. We were originally incorporated for the purpose of providing an online marketplace for artwork created by German artist Reinhold Mackenroth on the internet. Unfortunately, sales did not materialize as expected for M Street Galley Inc. and as such, we decided to transition our operations by going into the reputation management and enhancement business and changed the company’s name to Enhance-Your-Reputation.com Inc. When our business did not grow, we decided to change our business model, change the company’s name, and now focus on the sale of mini body video cameras to consumers and law enforcement.  In conjunction with the change in business focus, we then ceased our prior business.

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

Inventory

Our inventory is comprised of finished goods, cameras and recording equipment. The Company’s inventory is stated at the lower of cost or market.

Allowance for doubtful accounts

The Company will recognize an allowance for losses on accounts receivable in an amount equal to the estimated probable losses, net of recoveries.   As of October 31, 2015, no allowance was necessary.

Commitments

On March 21, 2015, the Company entered into a lease of office space, approximately 524 square feet. The lease expires on March 31, 2018.  The annual rents are $7,016 for 2015, $9,207 for 2016, $9,483 for 2017 and $2,388 for 2018.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common stock by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There has not been any dilutive debt since inception.

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

As of October 31, 2015 and April 30, 2015 the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). This ASU eliminates the requirement for retrospective application of measurement period adjustments relating to provisional amounts recorded in a business combination as of the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is May 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on our financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board's decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 4 – Other assets

The Company’s other assets at October 31, 2015 are related to prepaid rent $750, an advance of $45,100 on a purchase commitment for inventory and $7,761 of deferred financing costs related to out convertible promissory notes.

NOTE 5 – Convertible Promissory Notes

Following is a summary of our outstanding convertible promissory notes as of October 31, 2015:

	Notes		Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
EMA Financial, LLC	8/25/2015	8/25/16	$ 105,000	$ 1,553	$ 106,553
Adar Bays, LLC	9/11/2015	9/11/16	27,000	(296)	26,704
LG Capital Funding, LLC	9/11/2015	9/11/16	27,000	(296)	26,704
Auctus Fund, LLC	9/30/2015	6/30/16	66,000	450	66,450
JSJ Investments, Inc.	10/6/2015	4/6/16	56,000	462	56,462
Black Forest Capital, LLC	10/8/2015	10/8/16	53,000	335	53,335
Totals			$ 334,000	$ 2,208	$ 336,208
Debt discount balance			(281,172)	-	-
Balance sheet balances			$ 52,828	$ 2,208	$ 336,208

The company determined that each convertible promissory notes conversion feature is indexed to the Company’s stock, which is an input to a fair value measurement of a fixed-for-fixed option on equity shares. Thus, the conversion feature of the notes meets the scope exception under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 815-40-15-7 and treatment under ASC 470-20 – Debt with Conversion and Other Options is appropriate.

EMA Financial, LLC

On August 25, 2015 the Company entered into a Securities Purchase Agreement with EMA Financial, LLC (“EMA”), for the sale of an 8% convertible note in the principal amount of $105,000 (the “EMA Note”) of which the Company received $80,504 after payment of legal and due diligence fees of $5,000, finder's fee of $9,500 and original issue discount of $9,996. The EMA Note matures in twelve (12) months on August 25, 2016. The EMA Note is convertible into common stock, at EMA’s option anytime following the issuance date, at a price for each share of common stock equal to 60% of the lowest trading price during the twenty (20) trading days immediately preceding the applicable conversion. In no event shall EMA effect a conversion if such conversion results in EMA beneficially owning in excess of 4.9% of the outstanding common stock of the Company. The EMA Note can be prepaid, at redemption premiums ranging from 125% to 140%, until 90 days following the issuance date of the EMA Note, after which the Company has no right of repayment. Any amount of principle or interest which is not paid when due shall bear interest as the rate of twenty-four percent (24%). Upon the occurrence of an event of default and at the option of the EMA, the Company shall either pay an amount equal to the greater of (i) 150% of the then outstanding principle and interest, or (ii) the "parity value" of the "default sum" to be prepaid, where parity value means the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such "default sum" in accordance with Article 1, treating the trading day immediately preceding the "mandatory prepayment date" as the "conversion date" for purposes of determining the lowest applicable conversion price.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the EMA Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $145,000. As this amount resulted in a total debt discount that exceeds the EMA Note proceeds, the amount recorded for the beneficial conversion feature was limited to the principal amount of the EMA Note less the deferred financing costs of $9,500 which were capitalized and are being amortized over the term of the EMA Note. The resulting $95,500 discount is being accreted over the 12 month term of the EMA Note.

During the three and Six Months Ended October 31, 2015, the Company recognized interest expense of $1,553, debt discount accretion of $17,482 and amortization of deferred financing costs of $1,739 related to the EMA Note.

Adar Bays, LLC

On September 11, 2015 the Company entered into a Securities Purchase Agreement with Adar Bays, LLC ("Adar") for the sale of an 8% convertible note in the principal amount of $81,000 (which includes Adar legal expenses in the amount of $6,000) (the “Adar Note”) of which Adar funded $27,000 upon closing. We have no obligation to pay Adar any amounts on the unfunded portion of the Adar Note. Additionally, Adar issued to the Company two notes, aggregating $54,000, bearing interest at the rate of 8% per annum with each note maturing eight months from September 11, 2015 (the “Adar Buyer Notes”). The Adar Buyer Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity.

The Adar Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 11, 2016. The Adar Note is convertible into common stock anytime after 6 months, at Adar’s option, at a price for each share of common stock equal to 60% (the “Conversion Factor”) of the lowest trading price during the twenty (20) trading days immediately preceding the applicable conversion. In the event the Company elects to prepay all or any portion of the Adar Note during the first 180 days, the Company is required to pay to Adar an amount in cash equal to 150% multiplied by the sum of all principal and interest. The note may not be prepaid after the 180th day.

Adar has agreed to restrict its ability to convert the Adar Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock. The Adar Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Adar Note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Adar Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $40,856. As this amount resulted in a total debt discount that exceeds the Adar Note proceeds, the amount recorded for the beneficial conversion feature was limited to the principal amount of the Adar Note. The resulting $27,000 discount is being accreted over the 12 month term of the Adar Note.

During the three and Six Months Ended October 31, 2015, the Company recognized net interest income of $296 and $3,699 of debt discount accretion related to the Adar Note.

LG Capital Funding, LLC

On September 11, 2015 the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG") for the sale of an 8% convertible note in the principal amount of $81,000 (which includes LG legal expenses in the amount of $6,000) (the “LG Note”) of which LG funded $27,000 upon closing. We have no obligation to pay LG any amounts on the unfunded portion of the LG Note. Additionally, LG issued to the Company two notes, aggregating $54,000, bearing interest at the rate of 8% per annum with each note maturing eight months from September 11, 2015 (the “LG Buyer Notes”). The LG Investor Notes may be prepaid, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity.

The LG Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 11, 2016. The LG Note is convertible into common stock anytime after 6 months, at LG’s option, at a price for each share of common stock equal to 60% of the lowest trading price during the twenty (20) trading days immediately preceding the applicable conversion. In the event the Company elects to prepay all or any portion of the LG Note during the first 180 days, the Company is required to pay to LG an amount in cash equal to 150% multiplied by the sum of all principal and interest. The note may not be prepaid after the 180th day.

LG has agreed to restrict its ability to convert the LG Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock. The LG Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The LG Note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the LG Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $40,856. As this amount resulted in a total debt discount that exceeds the LG Note proceeds, the amount recorded for the beneficial conversion feature was limited to the principal amount of the LG Note. The resulting $27,000 discount is being accreted over the 12 month term of the LG Note.

During the three and Six Months Ended October 31, 2015, the Company recognized net interest income of $296 and $3,699 of debt discount accretion related to the LG Note.

Auctus Fund, LLC

On September 30, 2015 the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”), for the sale of an 8% convertible note in the principal amount of $66,000 (the “Auctus Note”) of which the Company received $57,500 after payment of legal and due diligence fees. The Auctus Note matures in nine (9) months on June 30, 2016. The Auctus Note is convertible into common stock, at Auctus’s option anytime following the issuance date, at a price for each share of common stock equal to 60% of the lowest trading price during the twenty (20) trading days immediately preceding the applicable conversion. In no event shall Auctus effect a conversion if such conversion results in Auctus beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Auctus Note and accrued interest may be prepaid from the date of issuance with the following penalties: (i) within 30 days - 125%; (ii) within 31 - 60 days - 130%; (iii) within 61 - 90 days - 135%; (iv) within 91 - 120 days - 140%; (v) within 121 - 150 days - 145%; and (vi) within 151 - 180 days - 150%. After expiration of the 180 days following the issuance, the Auctus Note may not be prepaid. Any amount of principle or interest which is not paid when due shall bear interest as the rate of twenty-four percent (24%). Upon the occurrence of an event of default and at the option of the Auctus, the Company shall either pay an amount equal to the greater of (i) 150% of the then outstanding principle and interest, or (ii) the "parity value" of the "default sum" to be prepaid, where parity value means the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such "default sum" in accordance with Article 1, treating the trading day immediately preceding the "mandatory prepayment date" as the "conversion date" for purposes of determining the lowest applicable conversion price.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Auctus Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $62,625. As this amount resulted in a total debt discount that exceeds the Auctus Note proceeds, the amount recorded for the beneficial conversion feature was limited to the principal amount of the Auctus Note. The resulting $66,000 discount is being accreted over the 9 month term of the Auctus Note.

During the three and Six Months Ended October 31, 2015, the Company recognized interest expense of $450 and $7,467 of debt discount accretion related to the Auctus Note.

JSJ Investments, Inc.

On October 6, 2015 the Company sold and JSJ Investments, Inc. (“JSJ”) purchased a 12% convertible note in the principal amount of $56,000 (the “JSJ Note”) of which the Company received $51,000 after payment of a $5,000 original issue discount. The JSJ Note matures in six (6) months on April 6, 2016. The JSJ Note is convertible into common stock, at JSJ ’s option anytime following the issuance date, at a price for each share of common stock equal to 60% of the lowest trading price during the twenty (20) trading days immediately preceding the applicable conversion. In no event shall JSJ effect a conversion if such conversion results in JSJ beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The JSJ Note and accrued interest may be prepaid at an amount equal to 150% of the outstanding principle and unpaid interest. Any amount of principle or interest which is not paid when due shall bear interest as the rate of eighteen percent (18%). Upon the occurrence of an event of default the balance of principle and interest shall increase to 150%.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the JSJ Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $57,866. As this amount resulted in a total debt discount that exceeds the JSJ Note proceeds, the amount recorded for the beneficial conversion feature was limited to the principal amount of the JSJ Note. The resulting $56,000 discount is being accreted over the 12 month term of the JSJ Note.

During the three and Six Months Ended October 31, 2015, the Company recognized interest expense of $462 and $7,650 of debt discount accretion related to the JSJ Note.

Black Forest Capital, LLC

On October 8, 2015 the Company sold and Black Forest Capital, LLC (“Black Forest”) purchased a 10% convertible note in the principal amount of $53,000 (the “Black Forest Note”) of which the Company received $50,000 after payment of legal fees. The Black Forest Note matures in twelve (12) months on October 8, 2016. The Black Forest Note is convertible into common stock, at Black Forest’s option anytime following the issuance date, at a price for each share of common stock equal to 40% of the lowest trading price during the twenty (20) trading days immediately preceding the applicable conversion. In no event shall Black Forest effect a conversion if such conversion results in Black Forest beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Black Forest Note and accrued interest may be prepaid within the 180 day period following the issuance date at an amount equal to 135% of the outstanding principle and unpaid interest. After expiration of the 180 days, the Black Forest Note may not be prepaid. Upon the occurrence of an event of default the balance of principle and interest shall increase to 140%.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Black Forest Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $127,199. As this amount resulted in a total debt discount that exceeds the Black Forest Note proceeds, the amount recorded for the beneficial conversion feature was limited to the principal amount of the Black Forest Note. The resulting $53,000 discount is being accreted over the 12 month term of the Black Forest Note.

During the three and Six Months Ended October 31, 2015, the Company recognized interest expense of $335 and $3,331 of debt discount accretion related to the Black Forest Note.

NOTE 6 – Stock Transactions

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

On September 1, 2015 the Company received $4,000 of services for 2,165 shares of restricted stock at $1.85 per share.

On September 11, 2015 the Company received $2,500 of services for 1,320 shares of restricted stock at $1.90 per share.

On October 1, 2015 the Company received $3,000 of services for 2,805 shares of restricted stock at $1.07 per share.

On October 9, 2015 the Company received $2,500 of services for 1,955 shares of restricted stock at $1.28 per share.

On October 12, 2015 the Company received $2,500 of services for 1,850 shares of restricted stock at $1.35 per share.

NOTE 7 - Related Party Transactions

The Company’s CEO’s and president has an informal agreement to receive $4,000 per month that will increase to $5,000 per month beginning November 1, 2015 for his services.

NOTE 8 – Income Taxes

In September 2013, the Company’s sole shareholder and former President sold all of his common stock, which represented 94.5% of the Company’s issued and outstanding stock, to the Company’s new president. Pursuant to Internal Revenue Service (IRS) Code Section 382, an ownership change of greater than 50% triggers certain limits to the corporation’s right to use its net operating loss (NOL) carryovers each year thereafter to an annual percentage of the fair market value of the corporation at the time of the ownership change.

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

As of October 31, 2015, the Company’s NOL carryforward totaled $319,263; $15,616 of which will expire April 30, 2032, $38,259 on April 30, 2033, $62,999 on April 30, 2034 and $202,389 on April 30, 2035.

The Company’s tax returns are subject to examination by the federal and state tax authorities for years ended April 30, 2012 through 2015.

NOTE 9 – Subsequent Events

On November 10, 2015 (the “Closing Date”), we entered into an agreement (“RDW Purchase Agreement”) with RDW Capital, LLC (“RDW”), a Florida limited liability company. RDW committed to lend us up to $1,207,500 (the “RDW Financing”). On the Closing Date, we issued to RDW, an eight percent (8%) convertible note (the “Initial Note”) in the principal amount of $157,500, in exchange for payment by RDW of the total sum of $150,000. We paid $20,000 out of the loan proceeds to RDW’s Financial Advisor and Attorney. We received net proceeds of $130,000 under the Initial Note. Under the terms of the RDW Purchase Agreement, RDW must invest in a second note in the amount of $1,000,000 (the “Second Note”) within five (5) business days after this Form S-1 registration statement is declared effective. On November 24, 2015, we entered into an amendment to the RDW Securities Purchase Agreement which increased the amount of the Subscription Notes to $2,250,000 corresponding to an aggregate of $2,362,500 in Principal Amount of Notes. The purchase will occur in four (4) trances (each a “Trance”) with the first Trance of $150,000 having already been paid. The second Trance will be $100,000 and will occur within (5) five business days of the filing of this Registration Statement. The third Trance of will be for $1,000,000 and will occur within five (5) Business Days after the effective date of the Registration Statement. The fourth Trance will be for $1,000,000 and will occur within seven (7) business days after the effective date of the Registration Statement.

Pursuant to the terms of the RDW Financing, and provided we are not in default under the terms of any of the RDW Financing documents, RDW will provide funding of an additional $1,000,000 in exchange for delivery of an additional eight percent (8%) Convertible Promissory Note (the “Second Note”) within five (5) business days after this registration statement is declared effective. The Initial Note and Second Note are collectively referred as the ‘RDW Notes”.

On December 8, 2015, we filed a Preliminary Schedule 14c with the SEC which disclosed that by a Consent Action by our majority shareholder that we intend to file an amendment to our Articles of Incorporation which will increase our authorized common stock from 50,000,000 shares to 250,000,000 shares and authorizes the creation of 1,000,000 shares of Series A preferred stock with each share being entitled to 200 votes per share.

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

Comparison of Operating Results for the Three and Six Months Ended October 31, 2015 to the Three and Six Months Ended October 31, 2014

Revenues

For the three months ended October 31, 2015 we had $19,614 in revenues as compared to $1,500 for the three months ended October 31, 2014.  Our revenues for the three months ended October 31, 2015 were attributable to the sale of our cameras to several law enforcement agencies.  For the comparison period for the three months ended October 31, 2014 the sale of cameras had not started yet.

For the six months ended October 31, 2015 we had $35,548 in revenues as compared to $3,500 for the six months ended October 31, 2014.  Our revenues for the six months ended October 31, 2015 were attributable to the sale of our cameras to several law enforcements agencies. For the comparison period for the six months ended October 31, 2014 the sale of cameras had not started yet.

Cost of Goods Sold

For the three months ended October 31, 2015 we had cost of goods sold of $12,416 as compared to $0 for the three months ended October 31, 2014. Our cost of goods for the three months ended October 31, 2015 were attributable to the cost of our cameras, shipping and merchant costs.  Our cost of goods sold for the three months ended October 31, 2014 were $0 due to camera sales had not started yet.

For the six months ended October 31, 2015 we had cost of goods sold of $22,117 as compared to $0 for the six months ended October 31, 2014. Our cost of goods for the six months ended October 31, 2015 were attributable to the cost of our camera, shipping, and merchant costs. Our cost of goods sold for the six months ended October 31, 2014 were $0 due to camera sales had not started yet.

Operating Expenses

For the three months ended October 31, 2015, we had operating expenses of $109,270 as compared to operating expenses of $11,550 for the three months ended October 31, 2014. The increase of $97,720 in operating expenses for the three months ended October 31, 2015 as compared to the three months ended October 31, 2014 was primarily attributable to an increase in salary, and increase in consulting, along with additional legal and other fees associated with the convertible notes which consisted of $4,050 of advertising fees, $ 5,256 of accounting and auditor fees, $16,500 of salary, 14,500 of consulting, 36,828 of legal and non-legal fees mostly related to the convertible notes and $32,136 of other general and administrative expenses.

For the six months ended October 31, 2015, we had operating expenses of $168,545 as compared to operating expenses of $28,011 for the six months ended October 31, 2014. The increase of $140,534 in operating expenses for the six months ended October 31, 2015  was primarily attributable to an increase in advertising, salary, along with additional legal and other fees associated with the convertible notes which consisted of  $19,952 of advertising fess, $ 19,756 of accounting and auditor fees, $28,500 of salary, 14,500 of consulting, $57,894 of legal and other fees mostly related to the convertible notes and $27,943 of other general and administrative expenses.

Other Expense

Other expense was $47,275 for the three and nine months ended October 31, 2015 compared to $0 during the three and nine months ended October 31, 2014. All the elements of other expense are related to our convertible promissory notes, including $1,184 of interest income, $3,392 of interest expense, $43,328 of accretion of debt discount and $1,739 of amortization related to deferred financing costs for finder’s fees paid in connection with our convertible promissory notes.

Net Loss

Our Net Loss for the three months ended October 31, 2015 was $149,347, consisting of the operating expenses referred to in the preceding paragraph. Our Net Loss for the three months ended October 31, 2014 was $10,050, consisting of the operating expenses referred to in the preceding paragraph. The $139,297 increase in the Net Loss was attributable to the net increase in operating expenses referred to in the preceding paragraph.

Our Net Loss for the six months ended October 31, 2015 was $202,389, consisting of the operating expenses referred in the preceding paragraph of operating expenses.  Our Net Loss for the six months ended October 31, 2014 was $24,511.  The $177,878 increase in the Net Loss is attributable to the net increase in operating expenses referred to in the preceding paragraph.

Liquidity and Working Capital:

At October 31, 2015 our current assets were $256,799 as compared to current assets (and total assets) of $60,576 at April 30, 2015. The assets consisted of cash, cash equivalents, accounts receivable, inventory, fixed assets and prepayments. The increase of current assets as of October 31, 2015 is primarily attributable to  cash received from the convertible notes and more inventory received.

At October 31, 2015, our current liabilities (and total liabilities) were $68,796, which consisted of accounts payable, accrued expense, convertible debts.  The increase is primarily attributable to the acquisition of short term convertible debts as compared to $17,017 as of April 30, 2015 when there were no debt agreements.

Our net working capital at October 31, 2015 was $188,003 as compared to a net working capital of $43,559 at April 30, 2015. The increase in net working capital is primarily attributable to the increase in current assets as explained in the two previous paragraphs.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, operating results, liquidity, capital expenditures of capital resources.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this interim report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e), 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of October 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three months period ended October 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II -     OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October, 31, 2015, the Company issued $334,000 face amount of convertible promissory notes. The notes are convertible into shares of the Company’s common stock as described in the notes to our financial statements under “Note 5 – Convertible Promissory Notes”.

During the three months ended October 31, 2015, the Company issued 10,095 shares of restricted common stock in exchange for services valued at $14,500 as described in the notes to our financial statements under “NOTE 6 – Stock Transactions”.

ITEM 5

           OTHER INFORMATION

On November 10, 2015 (the “Closing Date”), we entered into an agreement (“RDW Purchase Agreement”) with RDW Capital, LLC (“RDW”), a Florida limited liability company. RDW committed to lend us up to $1,207,500 (the “RDW Financing”). On the Closing Date, we issued to RDW, an eight percent (8%) convertible note (the “Initial Note”) in the principal amount of $157,500, in exchange for payment by RDW of the total sum of $150,000. We paid $20,000 out of the loan proceeds to RDW’s Financial Advisor and Attorney. We received net proceeds of $130,000 under the Initial Note. Under the terms of the RDW Purchase Agreement, RDW must invest in a second note in the amount of $1,000,000 (the “Second Note”) within five (5) business days after this Form S-1 registration statement is declared effective. On November 24, 2015, we entered into an amendment to the RDW Securities Purchase Agreement which increased the amount of the Subscription Notes to $2,250,000 corresponding to an aggregate of $2,362,500 in Principal Amount of Notes. The purchase will occur in four (4) trances (each a “Trance”) with the first Trance of $150,000 having already been paid. The second Trance will be $100,000 and will occur within (5) five business days of the filing of this Registration Statement. The third Trance of will be for $1,000,000 and will occur within five (5) Business Days after the effective date of the Registration Statement. The fourth Trance will be for $1,000,000 and will occur within seven (7) business days after the effective date of the Registration Statement.

Pursuant to the terms of the RDW Financing, and provided we are not in default under the terms of any of the RDW Financing documents, RDW will provide funding of an additional $1,000,000 in exchange for delivery of an additional eight percent (8%) Convertible Promissory Note (the “Second Note”) within five (5) business days after this registration statement is declared effective. The Initial Note and Second Note are collectively referred as the ‘RDW Notes”.

In conjunction with the agreements with RDW, we are required to file a registration statement registering the underlying shares which we may be required to issue. We are currently in the process of preparing an S-1 Registration Statement to register those shares.

On December 8, 2014, we filed a Preliminary Schedule 14c with the SEC which disclosed that by a Consent Action by our majority shareholder that we intend to file an amendment to our Articles of Incorporation which will increase our authorized common stock from 50,000,000 shares to 250,000,000 shares and authorizes the creation of 1,000,000 shares of Series A preferred stock with each share being entitled to 200 votes per share.

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

Force Protection Video Equipment Corp.
(Registrant)

By: /s/ Paul Feldman
December 11, 2015	Paul Feldman, President, CEO, CFO