Form 10-Q
period 2016-01-31
Force Protection Video Equipment Corp.
filed 2016-03-15
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2016

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

As of February 23, 2016, there were 18,755,095 shares of voting stock of the registrant issued and outstanding.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2016 (Unaudited)

and April 30, 2015 (audited)

3

Condensed Consolidated Statements of Operations for the Three and

Nine Months Ended January 31, 2016 and 2015 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended January 31, 2016 and 2015 (Unaudited)

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

19

Item 4.

Controls and Procedures

23

PART II - OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

24

Item 5.

Other Information

24

Item 6.

Exhibits

25

Signatures

26

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Force Protection Video Equipment Corporation
Balance Sheets
	January 31,	April 30,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 195,844	$ 35,226
Inventory	62,074	-
Accounts receivable	8,425	-
Other Assets	3,240	25,350
Total current assets	269,583	60,576

Property and equipment, net of accumulated depreciation of $165	6,047	-
Deposits	1,945	-
Total assets	$ 277,575	$ 60,576

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 31,715	$ 17,017
Convertible promissory notes net of discount of $340,984	255,516	-
Total current liabilities	287,231	17,017

Long-term liabilities	982	-

Commitments and contingencies (Note 5)

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value 1,000,000 shares authorized; issued and outstanding 1,000,000 and 0 at January 31, 2016 and April 30, 2015, respectively.	100	-
Common stock, $0.0001 par value 250,000,000 shares authorized; issued and outstanding 18,755,095 and 18,295,000 at January 31, 2016 and April 30, 2015, respectively.	1,875	1,829
Additional paid-in capital	814,618	254,854
Accumulated deficit	(827,231)	(213,124)
Total stockholders' equity (deficit)	(10,638)	43,559
Total liabilities and stockholders' equity (deficit)	$ 277,575	$ 60,576

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corporation
Statements of Operations (Unaudited)
For the Three and Nine Months Ended January 31, 2016 and 2015

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Income
Net revenue	$ 14,044	$ 1,500	$ 49,366	$ 5,000
Cost of goods sold	7,996	-	30,031	-
Gross profit	6,048	1,500	19,335	5,000

Operating expenses
Selling, general and administrative expenses	202,504	8,645	371,800	40,656
Loss from operations	(196,456)	(7,145)	(352,465)	(35,656)

Other income (expense)
Interest expense	(12,512)	-	(14,720)	-
Accretion of debt discount	(201,855)	-	(246,922)	-
Total other income (expense)	(214,367)	-	(261,642)	-
Earnings before taxes	(410,823)	(7,145)	(614,107)	(35,656)
Provision for income taxes	-	-	-	-
Net loss	$ (410,823)	$ (7,145)	$ (614,107)	$ (35,656)

Net (loss) per common share basic and diluted	$ (0.02)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted average common shares outstanding basic and diluted	18,755,095	18,145,000	18,587,267	18,145,000

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corporation
Statements of Cash Flows (Unaudited)
For the Nine Months Ended January 31, 2016 and 2015
	Nine Months Ended
	January 31,
	2016	2015
Cash flows from operating activities:
Net (Loss)	$ (614,107)	$ (24,511)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	165	-
Accretion of debt discount	246,922	-
Share based compensation expense	14,500	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,425)	-
(Increase) decrease in inventory	(62,074)	-
(Increase) decrease in other assets	20,165	-
Increase (decrease) in accounts payable and accrued expenses	14,698	358
Increase (decrease) in other liabilities	982	0
Net cash (used) by operating activities	(387,174)	(24,153)

Cash flows from investing activities:
Purchase of equipment	(6,212)	-
Net cash (used) by investing activities	(6,212)	-

Cash flows from financing activities:
Proceeds from sale of common stock	45,000	-
Proceeds from sale of preferred stock	1,000	-
Proceeds from convertible promissory notes	508,004	-
Net cash provided by financing activities	554,004	-

Increase (decrease) in cash	160,618	(24,153)
Cash and cash equivalents at beginning of period	35,226	53,751
Cash and cash equivalents at end of period	$ 195,844	$ 29,598

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash operating activities:
Value of common stock issued in exchange for services	$ 14,500	$ -

(The accompanying notes are an integral part of these financial statements)

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization

Force Protection Video Equipment Corp., (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida.  On February 1, 2015 the Company changed its name to Force Protection Video Corp. We were originally incorporated for the purpose of providing an online marketplace for artwork created by German artist Reinhold Mackenroth on the internet. Unfortunately, sales did not materialize as expected for M Street Galley Inc. and as such, we decided to transition our operations by going into the reputation management and enhancement business and changed the company’s name to Enhance-Your-Reputation.com Inc. When our business did not grow, we decided to change our business model, change the company’s name, and now focus on the sale of mini body video cameras to consumers and law enforcement.  In conjunction with the change in business focus, we then ceased our prior business.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the nine months ended January 31, 2016, the Company recognized revenue of $49,366 and a net operating loss of $352,465. As of January 31, 2016, the Company had negative working capital of $17,648 and an accumulated deficit of $827,231.

In view of these conditions, the ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Historically, the Company has relied upon funds from the sale of shares of stock, issuance of promissory notes and loans from its shareholders and private investors to finance its operations and growth. Management is planning to raise necessary additional funds for working capital through loans and/or additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Force Protection Video Equipment Corp. (the “Company”) as of January 31, 2016, and for the three and nine months ended January 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2015, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Inventory

Our inventory is comprised of finished goods, cameras and recording equipment. The Company’s inventory is stated at the lower of cost or market.

Allowance for doubtful accounts

The Company will recognize an allowance for losses on accounts receivable in an amount equal to the estimated probable losses, net of recoveries.   As of January 31, 2016, no allowance was necessary.

Property and Equipment

Fixed assets are carried at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. Depreciation for financial statement purposes is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Office Equipment	3 - 5 years
Furniture & equipment	5 - 7 years

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions, if any, taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgements that affect the amounts reported in the Financial Statements and accompanying notes. Estimates are used for the following, among others:

•

Inventory valuation and liability

•

Loss contingencies and product warranties

•

Fair value measurements

•

Income taxes

The actual results experienced by the Company may differ materially from management’s estimates.

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

Basic Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

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

As of January 31, 2016 and April 30, 2015 the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	January 31,	April 30,
	2016	2015
Furniture and fixtures	6,212	-
In process	(165)	-
Total fixed assets	$ 6,047	$ -

During the three and nine months ended January 31, 2016, the Company recognized $165 and $165, respectively, in depreciation expense.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of our outstanding convertible promissory notes as of January 31, 2016:

	Notes		Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
EMA Financial, LLC	8/25/2015	8/25/16	$ 105,000	$ 3,723	$ 108,723
Adar Bays, LLC	9/11/2015	9/11/16	27,000	840	27,840
LG Capital Funding, LLC	9/11/2015	9/11/16	27,000	840	27,840
Auctus Fund, LLC	9/30/2015	6/30/16	66,000	1,803	67,803
JSJ Investments, Inc.	10/6/2015	4/6/16	56,000	2,196	58,196
Black Forest Capital, LLC	10/8/2015	10/8/16	53,000	1,696	54,696
RDW Capital, LLC	11/10/15	4/10/16	157,500	2,896	160,396
RDW Capital, LLC	12/31/15	6/30/16	105,000	726	105,726
Totals			$ 596,500	$ 14,720	$ 611,220
Debt discount balance			(340,984)	-
Balance sheet balances			$ 255,516	$ 14,720

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

EMA Financial, LLC

On August 25, 2015 the Company entered into a Securities Purchase Agreement with EMA Financial, LLC (“EMA”), for the sale of an 8% convertible note in the principal amount of $105,000 (the “EMA Note”) of which the Company received $80,504 after payment of legal and due diligence fees of $5,000, finder's fee of $9,500 and original issue discount (“OID”) of $9,996. The EMA Note matures in twelve (12) months on August 25, 2016. The EMA Note is convertible into common stock, at EMA’s option anytime following the issuance date, at a price for each share of common stock equal to 60% of the lowest trading price during the twenty (20) trading days immediately preceding the applicable conversion. In no event shall EMA effect a conversion if such conversion results in EMA beneficially owning in excess of 4.9% of the outstanding common stock of the Company. The EMA Note can be prepaid, at redemption premiums ranging from 125% to 140%, until 90 days following the issuance date of the EMA Note, after which the Company has no right of repayment. Any amount of principle or interest which is not paid when due shall bear interest as the rate of twenty-four percent (24%). Upon the occurrence of an event of default and at the option of the EMA, the Company shall either pay an amount equal to the greater of (i) 150% of the then outstanding principle and interest, or (ii) the "parity value" of the "default sum" to be prepaid, where parity value means the highest number of shares of common stock issuable upon conversion of or otherwise pursuant to such "default sum" in accordance with Article 1, treating the trading day immediately preceding the "mandatory prepayment date" as the "conversion date" for purposes of determining the lowest applicable conversion price.

The EMA Note principle was discounted for the value of the OID, legal fees and finder’s fee totaling $24,496, and the intrinsic value of the beneficial conversion feature of $80,504 which was computed as the difference between the fair value of the common stock issuable upon conversion of the EMA Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $145,000. As this amount resulted in a total debt discount that exceeds the EMA Note proceeds, the discount recorded for the beneficial conversion feature was limited to the principal amount of the EMA Note. The resulting $105,000 discount is being accreted over the 12 month term of the EMA Note.

During the three and nine months ended January 31, 2016, the Company recognized interest expense of $2,170 and $3,723, respectively. During the three and nine months ended January 31, 2016, the Company recognized debt discount accretion of $26,393 and $45,614, respectively.

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

The Adar Note principle was discounted for the value of the legal fees of $2,000 and the intrinsic value of the beneficial conversion feature of $25,000 computed as the difference between the fair value of the common stock issuable upon conversion of the Adar Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $40,856. As this amount resulted in a total debt discount that exceeds the Adar Note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the Adar Note. The resulting $27,000 discount is being accreted over the 12 month term of the Adar Note.

During the three and nine months ended January 31, 2016, the Company recognized interest expense of $544 and $840, respectively. During the three and nine months ended January 31, 2016, the Company recognized debt discount accretion of $6,805 and $10,504, respectively.

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

The LG Note principle was discounted for the value of the legal fees of $2,000 and the intrinsic value of the beneficial conversion feature of $25,000 computed as the difference between the fair value of the common stock issuable upon conversion of the LG Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $40,856. As this amount resulted in a total debt discount that exceeds the LG Note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the LG Note. The resulting $27,000 discount is being accreted over the 12 month term of the LG Note.

During the three and nine months ended January 31, 2016, the Company recognized interest expense of $544 and $840, respectively. During the three and nine months ended January 31, 2016, the Company recognized debt discount accretion of $6,805 and $10,504, respectively.

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

The Actus Note principle was discounted for the value of the legal and due diligence fees of $8,500 and the intrinsic value of the beneficial conversion feature of $57,500 computed as the difference between the fair value of the common stock issuable upon conversion of the Auctus Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $62,625. As this amount resulted in a total debt discount that exceeds the Auctus Note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the Auctus Note. The resulting $66,000 discount is being accreted over the 9 month term of the Auctus Note.

During the three and nine months ended January 31, 2016, the Company recognized interest expense of $1,353 and $1,803, respectively. During the three and nine months ended January 31, 2016, the Company recognized debt discount accretion of $22,161 and $29,628, respectively.

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

The JSJ Note principle was discounted for the value of the OID of $5,000 and the intrinsic value of the beneficial conversion feature of $51,000 computed as the difference between the fair value of the common stock issuable upon conversion of the JSJ Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $57,866. As this amount resulted in a total debt discount that exceeds the JSJ Note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the JSJ Note. The resulting $56,000 discount is being accreted over the 12 month term of the JSJ Note.

During the three and nine months ended January 31, 2016, the Company recognized interest expense of $1,734 and $2,196, respectively. During the three and nine months ended January 31, 2016, the Company recognized debt discount accretion of $28,153 and $35,803, respectively.

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

The Black Forrest Note principle was discounted for the value of legal fees of $3,000 and the intrinsic value of the beneficial conversion feature of $50,000 computed as the difference between the fair value of the common stock issuable upon conversion of the Black Forest Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $127,199. As this amount resulted in a total debt discount that exceeds the Black Forest Note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the Black Forest Note. The resulting $53,000 discount is being accreted over the 12 month term of the Black Forest Note.

During the three and nine months ended January 31, 2016, the Company recognized interest expense of $1,361 and $1,696, respectively. During the three and nine months ended January 31, 2016, the Company recognized debt discount accretion of $13,322 and $16,653, respectively.

RDW Capital, LLC

On November 10, 2015 (the “Closing Date”), we entered into a Securities Purchase Agreement (“RDW Agreement”) with RDW Capital, LLC (“RDW”), a Florida limited liability company wherein RDW committed to lend us up to $1,150,000 in convertible notes (the “RDW Financing”). On the Closing Date, we issued to RDW, an eight percent (8%) convertible note (the “Initial RWD Note”) in the principal amount of $157,500 of which the Company received $130,000 after payment of legal and due diligence fees totaling $27,500.

On December 31, 2015, in connection with the RDW Agreement, we issued to RDW a second convertible note in the principal amount of $105,000 (the “Second RDW Note”) of which the Company received $90,000 after payment of legal and due diligence fees totaling $15,000.

On November 24, 2015, we entered into an amendment to the RDW Agreement which increased the amount of the RDW will invest to $2,262,500 of convertible notes payable in six (6) tranches with the first tranche of $157,500 and second tranche of $105,000 having already been paid; the third tranche of $500,000 due within five (5) business days after the effective date of a rregistration statement; the fourth tranche of $500,000 due within five (5) days after the effective date of a registration statement covering the fourth tranche; the fifth tranche of $500,000 within five (5) business days after the effective date of a registration statement covering the fifth tranche; and the sixth tranche of 500,000 within five (5) business days after the effective date of a registration statement covering the sixth tranche

The RDW Notes have the following terms and conditions:

• The principal amount outstanding accrues interest at a rate of eight percent (8%) per annum.

• Interest is due and payable on each conversion date and on the Maturity Date.

• RDW Notes mature five (5) months, after issuance.

• At any time, at the option of the holder, the RDW notes are convertible, into shares of our common stock at a conversion price equal to sixty percent (60%) of the lowest traded price of our common stock in the twenty (20) days prior to the conversion date, at any time, at the option of the holder (the “Conversion Price”).

• RDW Notes are unsecured obligations.

• We may prepay RDW Notes in whole or in part at any time with ten (10) days written notice to the holder for the sum of the outstanding principal and interest multiplied by one hundred and thirty percent (130%).  RDW may continue to convert the notes from the date of the notice of prepayment until the date of prepayment.

• RDW Notes have default interest of twenty-four percent (24%) per annum.

• Interest on overdue accrued and unpaid interest will incur a late fee of the lower of eighteen percent (18%) per annum or the maximum rate permitted by law.

• Upon an event of default under RDW Notes, RDW may accelerate the outstanding principal, plus accrued and unpaid interest, and other amounts owing through the date of acceleration (“Acceleration”).

• Upon Acceleration, the amount due will be one hundred thirty percent (130%) of the outstanding principal amount of the Note and accrued and unpaid interest, together with payment of all other amounts, costs, expenses and liquidated damages due under RDW Notes.

• In the event of our default, at the request of the holder, we must pay one hundred fifty percent (150%) of the outstanding balance plus accrued interest and default interest.

• We must reserve three (3) times the amount of shares necessary for the issuance of common stock upon conversion.

• Conversions of the RDW Notes shall not be permitted if such conversion will result in the holder owning more than four point ninety-nine percent (4.99%) of our common shares outstanding after giving effect to such conversion.

The Initial RDW Note principle was discounted for the value of the legal and finder’s fees totaling $27,500 and the intrinsic value of the beneficial conversion feature of $121,406 which was computed as the difference between the fair value of the common stock issuable upon conversion of the Initial RDW Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $121,406. As this amount resulted in a total debt discount that was less than the Initial RDW Note principal, the full $121,406 discount was recognized. The resulting $148,906 discount is being accreted over the 5 month term of the Initial RDW Note.

The Second RDW Note principle was discounted for the value of the legal fees totaling $15,000 and the intrinsic value of the beneficial conversion feature of $90,000 which was computed as the difference between the fair value of the common stock issuable upon conversion of the Second RDW Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $98,086. As this amount resulted in a total debt discount that exceeds the Second RDW Note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the Second RDW Note. The resulting $105,000 discount is being accreted over the 5 month term of the Second RDW Note.

Related to the Initial RDW Note and Second RDW Note, during the three and nine months ended January 31, 2016, the Company recognized interest expense of $3,622. During the three and nine months ended January 31, 2016, the Company recognized debt discount accretion of $98,216.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Product Warranties

Our products are sold with a one (1) year manufacturer’s warranty. The Company has no obligation to provide warranty service or replacement. As a result, the Company does not record estimated warranty liabilities. The Company does offer an extended warranty for a fee based on the percentage of the price of the product sold. The extended warranty expires one year from the day the manufacturer warranty expires. Costs associated with providing warranty service or product replacement are expensed as incurred. Due to our limited operating history, we have not experienced any warranty related claims on our extended warranties.

Operating Lease

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. The lease expires on March 31, 2018. The Company has no other noncancelable operating leases. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 31, 2016 are as follows:

Fiscal Year

2016

$3,694

2017

$14,776

2018

$14,776

2019

$9,851

Thereafter

$0

Rent expense for office space totaled $1,981 and $7,231 during the three and nine months ended January 31, 2016, respectively.

NOTE 6 – STOCKHOLDER'S EQUITY

As of January 31, 2016 and April 30, 2015, there were 18,755,095 and 18,295,000 shares of common stock outstanding, respectively. As of January 31, 2016 there were 1,000,000 shares of Series A Preferred Stock outstanding. No preferred stock was outstanding as of April 30, 2015.

On January 19, 2016, we amended our Articles of Incorporation to increase our authorized common stock from 50,000,000 shares to 250,000,000 shares and authorized the creation of 1,000,000 shares of Series A preferred stock with each share being entitled to 200 votes per share.

During the nine months ended January 31, 2016, the Company issued preferred stock and common stock as follows:

•

10,095 shares of common stock in exchange for services valued at the close price of our stock resulting in stock compensation expense of $14,500,

•

450,000 shares of common stock for cash of $0.10 per share and received $45,000,

•

1,000,000 shares of non-convertible Series A Preferred Stock to Paul Feldman, CEO, which entitle him to 200,000 votes per share or an aggregate of 200,000,000 votes on all matters submitted to our common stockholders. We valued the 1,000 Series A shares at $.0001 per share or an aggregate of $1,000.

During the year ended April 30, 2015, the Company issued common stock as follows:

•

100,000 shares for cash of $0.50 per share and received $50,000,

•

50,000 shares for cash of $0.10 per share and received $5,000.

•

On February 2, 2015, Paul Feldman, CEO, purchased 10,000,000 shares of our common stock for $.0001 per share or an aggregate of $1,000 from our former president.

NOTE 7 – INCOME TAXES

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

As of January 31, 2016, the Company’s NOL carryforward totaled $468,395; $15,616 of which will expire April 30, 2032, $38,259 on April 30, 2033, $62,999 on April 30, 2034 and $351,521 on April 30, 2035.

The Company’s tax returns are subject to examination by the federal and state tax authorities for years ended April 30, 2012 through 2015.

NOTE 9 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the quarterly period ended January 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

DESCRIPTION OF BUSINESS

The Company is in the business of selling mini body cameras and accessories. The Company’s president, Paul Feldman has extensive background and ties with law enforcement, and as such, the Company now focuses its business on the sale of mini body cameras to law enforcement agencies. FPVD distributes a mini body worn video camera known as the LE10 and related accessories including mounts. The LE10 can be mounted on helmets, tactical vest and riot shields. The LE10 has built-in Wi-Fi, providing connectivity with a smart phone or tablet to enable remote control and content viewing functionality. Video taken by the LE10 is stored by on a HD micro HD SD card which can be transferred to a computer for use as evidence.  Downloading the video into evidence requires no special software or expensive clouds storage contracts The LE 10 is equipped with a high definition microphone to capture and record audio. The LE10 can also be used only as a standalone audio recorder to record witness statements or conduct interviews.

The LE10 allows the use of smart phones as a remote control of the camera and has 100 meter WiFi range allowing its user to manage the device with their IPhone or Android device.  The LE10 provides high quality video with an 8 megapixel sensor and shoots video at a resolution of 1080 p. The device has 1/ 2.3 “sensor and can shoot in Full HD at 30 fps, and 8 MP photos with shutter speed of 8fps in burst mode. In photo mode, the user can take pictures with delayed timer. The device has three resolutions 1080P/30f, 720P/60f, 480P/120f and slow motion capability of 480P/120 fps.

In addition, FPVD sells products that enable its customers to capture content while engaged in a wide range of activity. It offers equipment-based mounts, such as the helmet, handlebar, roll bar and tripod mounts, as well as mounts that enable customers to wear the mount on their bodies, such as the wrist housing, chest harness and head strap. Other accessories include spare batteries, charging accessories. FPVD’s products are summarized below:

LE10 on-body mini camera
Remote Control
SD Card - 64GB
SD Card - 32GB
SD Card - 16GB
Ballistic Helmet Mount
Evidence Bags - 100 Count
Suction Mount
High Rated Suction Mount
Flotation Block - 1"
Flotation Block - 1 1/4"
Handheld Extension
Forcepro Charger
Small Helmet Mount

Side Helmet Mount - Pack of 5
Small Clamp Mount
Static Dash Mount
Vented Helmet Strap
Helmet Friction Mount
Handheld Monopod
HDMI Cable
12V USB Adapter
Surf Mount

Product sales are generated from FPVD’s website, “forceprovideo.com” and sales are also generated by phone orders. FPVD employee two full-time sales persons. As we said above, FPVD’s customers include more than 50 state and local law enforcement agencies. FPVD’s sales and marketing efforts include print marketing brochures to federal and law state enforcement agencies. Customers purchase products are shipped from FPVD’s manufacturer in China to its facility in North Carolina where FPVD processes and ships the products to FPVD’s customers using Federal Express or United Parcel Services.

FPVD purchases its  finished products on an as needed basis from is  manufacturer Shenzhen AEE Technology Co Ltd (“AEE”), in Shenzen China who provides production, labeling and packaging of FPVD’s  finished product according to its specifications.

Comparison of Operating Results for the Three and Nine Months Ended January 31, 2016 to the Three and Nine Months Ended January 31, 2015

Revenues

For the three months ended January 31, 2016 we had $14,044 in revenues as compared to $1,500 for the three months ended January 31, 2015.  Our revenues for the three months ended January 31, 2016 were attributable to the sale of our cameras to several law enforcement agencies.  For the comparison period for the three months ended January 31, 2015 the sale of cameras had not started yet.

For the nine months ended January 31, 2016 we had $49,366 in revenues as compared to $5,000 for the nine months ended January 31, 2015.  Our revenues for the nine months ended January 31, 2016 were attributable to the sale of our cameras to several law enforcements agencies. For the comparison period for the nine months ended January 31, 2015 the sale of cameras had not started yet.

Cost of Goods Sold

For the three months ended January 31, 2016 we had cost of goods sold of $7,996 as compared to $0 for the three months ended January 31, 2015. Our cost of goods for the three months ended January 31, 2016 were attributable to the cost of our cameras, shipping and merchant costs.  Our cost of goods sold for the three months ended January 31, 2015 were $0 due to camera sales had not started yet.

For the nine months ended January 31, 2016 we had cost of goods sold of $30,031 as compared to $0 for the nine months ended January 31, 2015. Our cost of goods for the nine months ended January 31, 2016 were attributable to the cost of our camera, shipping, and merchant costs. Our cost of goods sold for the nine months ended January 31, 2015 were $0 due to camera sales had not started yet.

Operating Expenses

For the three months ended January 31, 2016, we had operating expenses of $202,504 as compared to operating expenses of $8,645 for the three months ended January 31, 2015. The increase of $193,859 in operating expenses for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015 was primarily attributable to an increase in salary, an increase research and development, along with additional legal and professional fees. These cost consisted of $9,927 of advertising fees, $11,681 of accounting and auditor fees, $45,638 of salary, $29,000 of research and development, $42,407 of legal fees and $63,851 of other general and administrative expenses.

For the nine months ended January 31, 2016, we had operating expenses of $371,800 as compared to operating expenses of $40,656 for the nine months ended January 31, 2015. The increase of $331,144 in operating expenses for the nine months ended January 31, 2016 was primarily attributable to an increase in advertising, salary, research and development, along with additional legal and other fees associated with the convertible notes which consisted of $29,878 of advertising fess, $28,629 of accounting and auditor fees, $29,000 of research and development, $77,140 of salary, $96,245 of legal and other fees related to the convertible notes and $110,908 of other general and administrative expenses.

Other Expense

For the three months ended January 31, 2016 we had other expenses of $214,367 as compared to other expenses of $0 for the three months ended January 31, 2015.  All the elements of other expense are related to our convertible promissory notes, including $12,512 of interest expense, and $201,855 accretion of debt discount related to deferred financing costs for finder’s fees paid in connection with our convertible promissory notes.

For the nine months ended January 31, 2016 we had other expenses of $261,642 as compared to other expenses of $0 for the nine months ended January 31, 2015. All the elements of other expense are related to our convertible promissory notes, including $14,720 of interest expense, and $246,922 of accretion of debt discount.

Net Loss

Our Net Loss for the three months ended January 31, 2016 was $410,823, consisting of the operating expenses referred to in the preceding paragraph. Our Net Loss for the three months ended January 31, 2015 was $7,145, consisting of the operating expenses referred to in the preceding paragraph. The $403,678 increase in the Net Loss was attributable to the net increase in operating expenses referred to in the preceding paragraph.

Our Net Loss for the nine months ended January 31, 2016 was $614,107, consisting of the operating expenses referred in the preceding paragraph of operating expenses.  Our Net Loss for the nine months ended January 31, 2015 was $35,656.  The $578,451 increase in the Net Loss is attributable to the net increase in operating expenses referred to in the preceding paragraph.

Liquidity and Working Capital

At January 31, 2016 our current assets were $269,583 as compared to current assets (and total assets) of $60,576 at April 30, 2015. The assets consisted of cash, cash equivalents, accounts receivable, inventory, fixed assets and prepayments. The increase of current assets as of January 31, 2016 is primarily attributable to cash received from the sale of inventory and convertible notes along with more inventory received.

At January 31, 2016, our current liabilities were $287,231 as compared to current liabilities (and total liabilities) of $17,017 as April 30, 2015.  The liabilities consisted of accounts payable, accrued expense, and convertible debts.  The increase is primarily attributable to the acquisition of short term debt agreements.

Our net working capital at January 31, 2016 was ($17,648) as compared to a net working capital of $43,559 at April 30, 2015. The decrease in net working capital is primarily attributable to the increase in current liabilities obtaining the convertible debt as explained in the preceding paragraphs.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, operating results, liquidity, capital expenditures of capital resources.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this interim report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e), 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of January 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three months period ended January 31, 2016.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II -     OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5

           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

(a)  The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.

Description

3.1	Articles of Incorporation dated March 11, 2011 (1)
3.2	Amendment to Articles of Incorporation dated March 28, 2011 (1)
3.3	Amendment to Articles of Incorporation dated September 25, 2013 (1)
3.4	Amendment to Articles of Incorporation dated January 30, 2015 (1)
3.5	Amendment to Articles of Incorporation dated December 1, 2015 (1)
3.6

Amendment to Articles filed on January 19, 2016 to increase the authorized common stock outstanding from 50,000,000 to 250,000,000; par value $0.0001 and to create a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred stock;  par value $0.0001(1)

3.7	Bylaws (1)
10.1	Securities Purchase Agreement with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement with RDW Capital LLC (1)
10.3	Convertible Promissory Note Held by RDW Capital, LLC (1)
10.4	Registration Rights Agreement with RDW Capital, LLC (1)
10.5	Convertible Promissory Note with Black Forest Capital, LLC (1)
10.6	Securities Purchase Agreement with Auctus Funds, LLC (1)
10.7	Convertible Promissory Note Agreement with Auctus Funds, LLC (1)
10.8	Convertible Promissory Note LG Capital Funding, LLC (1)
10.9	Convertible Promissory Note Adar Bays, LLC (1)
10.10	Convertible Promissory Note with JSJ Investments, Inc. (1)
10.11	Convertible Promissory Note with EMA Financial, LLC (1)
10.12	Securities Purchase Agreement with EMA Financial, LLC (1)
10.13	Employment Agreement Paul Feldman (1)
10.14	Shenzen AE Technology Purchase Order (1)
10.15	Agreement with Carter, Terry & Company (1)

10.16	Second Amended Securities Purchase Agreement with RDW Capital, LLC (1)
10.17	Third Amended Securities Purchase Agreement with RDW Capital, LLC (1)

31.1 *

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

* Filed herewith

(1) Incorporated by reference to Form S-1 filed on February 22, 2016

Signatures

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Force Protection Video Equipment Corp.
(Registrant)

By: /s/ Paul Feldman
March 15, 2016	Paul Feldman, President, CEO, CFO