Form 10-K
period 2016-04-30
Force Protection Video Equipment Corp.
filed 2016-06-27
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55519

Force Protection Video Equipment Corp.

 (Exact name of registrant as specified in its charter)

Florida	45-1443512
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

130 Iowa Lane, Suite 102, Cary, NC	27511
(Address of principal executive offices)	(Zip Code)

 (919) 780-7897

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. T

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes o No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on October 31, 2015, as reported on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) was $12,957,541.

As of June 20, 2016 there were 58,557,482 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

FORCE PROTECTION VIDEO EQUIPMENT CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2016

PART I

PAGE

Item 1.

Business

5

Item 1A.

Risk Factors

8

Item 2.

Properties

19

Item 3.

Legal Proceedings

19

Item 4.

Mine Safety Disclosure

19

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder

Matters and Issuer Purchases of Equity Securities

20

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

21

Item 8.

Financial Statements

27

Item 9.

Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure

46

Item 9A.

Controls and Procedures

46

Item 9B.

Other Information

47

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

47

Item 11.

Executive Compensation

50

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

51

Item 13.

Certain Relationships and Related Transactions, and Director Independence

52

Item 14.

Principal Accounting Fees and Services

52

PART IV

Item 15.

Exhibits, Financial Statement Schedules

53

SIGNATURES

54

EXHIBIT INDEX

55

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

Overview

The Company is in the business of selling video and audio capture devices initially targeted to law enforcement agencies. With over 30 years of marketing to law enforcement, the Company’s CEO, Paul Feldman is able to leverage his extensive knowledge and base of contacts to increase sales. The Company has established a web site at www.forceprovideo.com whereby customers can view the Company’s products and place orders. We believe that given recent current events between law enforcement agencies and the public, which has been widely reported by the media, there is a significant market opportunity for the Company’s products.  In the first quarter of fiscal 2016, the Company received multiple orders for the LE10 camera System. The LE10 is a small bodied, high definition (HD) camera which is half the size and half the price of most law enforcement cameras currently available. The LE10 and more recent addition the LE50 are rich with features that make them ideal for on-demand video and audio capture. The LE10 and LE50 do not require special software or expensive storage contracts. The video files can quickly be downloaded into a standard law enforcement case file and the micro SD cards are sealed in the provided static evidence bags and then securely stored in the department's evidence locker. The Company’s Video LE10 and LE50 cameras are a rugged design which incorporates Ambarella (NASDAQ "AMBA") made chips that allow the cameras to record high definition video.

Product Development and Sales

Our on-body mini-camera was developed by Paul Feldman, our Chief Executive Officer, President and Director who has significant experience in the development and commercialization of security and surveillance related products. From 2001 through August 2009, Mr. Feldman served as President and a Director of Law Enforcement Associates, Inc., a manufacturer of surveillance products and audio intelligent devices which were sold to the U.S. military and law enforcement. Patent technologies previously developed by Mr. Feldman include U.S. Patent Number 7,631,601 Surveillance Projectile and U.S. Patent Number 2006/0283,345 Surveillance Projectile.

Our video and audio capture devices are compact, ergonomic, tamperproof and designed to capture HD video and/or audio on demand enabling our customers to capture content while engaged in a wide range of activity. We also sell accessories that enhance the functionality and versatility of our products, including mounts, such as the helmet, handlebar, roll bar and tripod mounts, as well as mounts that enable users to wear the camera on their bodies, such as the wrist housing, chest harness and head strap. Other accessories include spare batteries, charging accessories and memory drives. Our products are marketed primarily to law enforcement due to their unique need to capture important events in the course of their duties.

Our primary products consist of video and audio recording devices as follows:

LE10 Law Enforcement Video Recorder. Retail price, $195. The LE10 on-body camera is designed for use by law enforcement and can be mounted on helmets, tactical vest and riot shields. The LE10 provides high quality video and a sensor that allows the device to shoot in full HD at 30 fps, and 8 MP photos with shutter speed of 8fps in burst mode. In photo mode, the user can take pictures with a delayed timer. The device has three (3) resolutions and slow motion capability allowing its user to create highly quality video while engaged in a variety of physical activity. The LE10 has built-in Wi-Fi, providing connectivity with a smartphone or tablet to enable remote control and content viewing functionality. Video taken by the LE10 is stored on a micro HD SD card which can be transferred to a computer for use as evidence. Downloading the video into evidence requires no special software or expensive cloud storage contracts. The LE10 is equipped with a high definition microphone to capture and record audio. The LE10 can also be used only as a standalone audio recorder to record witness statements or conduct interviews.

LE50 HD Body Cam. Retail price, $495. The LE50 includes many of the LE10 features in an on-body camera designed for use by law enforcement which can be mounted on helmets, tactical vest and riot shields. The LE50 provides up to 10 hours of high quality video with a built in audio announcement feature, 50 hours of standby time, sound and vibration operation indication, 2″ TFT-LCD High Resolution Color Display, 32 GB of internal tamper proof storage, supports up to 128GB of memory, 140 degree field of view, white led illumination, waterproof level of IP65, metal clip with 360 degrees rotation, one button tag of important file feature and GPS recording.

SC1 Sunglass Camera. Retail price, $199.95. The SC1 Sunglass Camera is made from TR90 high impact resistant and flexible material and features a 150° wide-angle full HD 1080p video camera, with one hour record time, built between the eyes with the controls and battery built into the glasses’ ultra slim frame. A full range of polarized and clear lenses are available and easily interchangeable.

Citadel 3G Solar Security Camera. Retail price, $5,995. The Citadel 3G/4G Solar Security Camera is the latest advance in remote wireless surveillance technology. The Citadel Solar Security Camera is a solar powered CCTV security solution which can be mounted anywhere with a 3G/4G cell network or where WiFi is available. The Citadel Solar Security Camera  uses no cables or exterior power sources, internet connectivity is not required and it can be set up in minutes with Motion Detection and/or Time Lapse recording. Remote LIVE viewing and access to recordings is possible through our secure portal. The camera also supports USB flash drive recordings that are motion activated at a rate of up to 10 images per second with remote viewing access of the USB stored recordings. The Citadel Solar Security Camera is ideal for any surveillance application, including construction sites, farms and properties, college campuses, shopping centers, boating marinas, building sites, Councils, National Parks & Wildlife, hospitals, Government Agencies, Power Grids and Water authorities, industrial Sites, wildlife monitoring, Graffiti, Bush dumping and unattended machinery to name a few applications.

Our manufacturer provides a one (1) year warranty for our products.

Our customers include more than twenty-nine (29) state and local law enforcement agencies.

Distribution

Customers purchase products from our website and by telephone order. All products are shipped from our manufacturer to our facility in North Carolina where we process and ship product to our customers using Federal Express or United Parcel Services. Customers pay all shipping charges.

Manufacturing

We purchase our finished products on an as needed basis from our manufacturer Shenzhen AEE Technology Co Ltd (“AEE”), in Shenzen China who provides production, labeling and packaging of our finished product according to our specifications. We agree with AEE as to the particular specifications for manufacturing, labeling and packaging of our products at the time each order is placed.

All material used to manufacture our products is located, purchased and paid for by AEE who invoices us only for our finished product.

We order our products on an as needed basis and we are not obligated to purchase any minimum amount of product from AEE. Additionally, AEE is not obligated to manufacture our products in the future. We pay AEE for all products we order at the time the order is placed. Upon placing an order, AEE creates a purchase order reflecting: (i) the product ordered, (ii) price per item (iii) total cost for the order, (iv) total cost to ship product ordered from our manufacturer to our facility, (iv) that immediate payment in required at the time of the order, and (v) the delivery date and delivery address.

AEE’s purchase order also reflects the twelve (12) month warranty of all products manufactured.

Marketing

Currently, our sales and marketing efforts include print marketing brochures featuring our products to state and local law enforcement agencies. We create and deliver brochures to state and local law enforcement, every four (4) weeks, using U.S. Mail.

We believe that a marketing strategy focused on print marketing to law enforcement will provide our target customers with the opportunity to view our specific information about our products and their features, which is an optimal strategy to increase sales.

Research and Development

We have not spent any amounts on research and development in the prior two (2) years. All research and development has been completed by Paul Feldman, our Director, President and Chief Executive Officer.

Product Warranty

We accept returns of products two (2) weeks after purchase. Additionally, our manufacturer provides a twelve (12) month warranty on all products manufactured and the Company offers an extended warranty for year two. The occurrence of any material defects or product recalls could make us liable for damages and warranty claims. Any negative publicity related to the perceived quality of our products could affect our brand image, decrease retailer, distributor and customer demand, and adversely affect our operating results and financial condition. Warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results.

Competition

The market for on-body cameras is highly competitive. Further, we expect competition to increase in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known camera manufacturers such as Go Pro, Canon Inc., Nikon Corporation, Olympus Corporation, Polaroid Holding Corporation and Vivitar Corporation, large, diversified electronics companies such as JVC Kenwood Corporation, Panasonic Corporation, Samsung Electronics Co., Sony Corporation and Toshiba Corporation, and specialty companies such as Garmin Ltd. Many of our current competitors have substantial market share, diversified product lines, well- established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

In addition, many of our existing and potential competitors have substantial competitive advantages, such as:

•

longer operating histories;

•

the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•

broader distribution and established relationships with channel partners;

•

access to larger established customer bases;

•

greater financial resources;

•

large intellectual property portfolios; and

•

the ability to bundle competitive offerings with other products and services.

Moreover, smartphones and tablets with photo and video functionality have significantly displaced traditional camera sales. It is possible that, in the future, the manufacturers of these devices, such as Apple Inc. and Samsung, may design them for use in a range of conditions, including challenging physical environments, or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Further, we are aware that certain companies have developed cameras designed and labeled to appear similar to our products, which may confuse consumers or distract consumers from purchasing our products.

Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to continue to increase the sales of our products or cause us to lose market share, any of which could substantially harm our business and results of operations

Seasonality

Our business, as well as the industry in which we operate, is not seasonal.

Intellectual Property

We have no registered or patented intellectual property. Trademarks and trade names distinguish the various companies from each other. If customers are unable to distinguish our products from those of other companies, we could lose sales to our competitors. We do not have any registered trademarks and trade names, so we only have common law rights with respect to infractions or infringements on its products. Many subtleties exist in product descriptions, offering and names that can easily confuse customers. The name of our principal products may be found in numerous variations of the name and descriptions in various media and product labels. This presents a risk of losing potential customers looking for our products and buying someone else’s because they cannot differentiate between them.

Employees

As of the date of this report, we have three full time employees including Paul Feldman who is our Director, Chief Executive Officer and Chief Financial Officer. Our other two full time employees are sales persons. Mr. Feldman spends approximately forty (40) hours per week on our business. We have one (1) part time employee who provides clerical and administrative services.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We maintain good relationships with our employees.

ITEM 1A.                RISK FACTORS

In the business sector in which we operate is extremely competitive. We compete with larger companies that are better funded including Taser International, Inc. We are in direct competition with such companies that sell similar equipment to law enforcement agencies.

Risks Related to Our Financial Condition

We only commenced our present business plan to sell on-body cameras in May of 2015 and as such, there is little historical performance for you to base an investment decision upon, and we may never become profitable.

In February of 2015, we changed our business from reputation enhancement services to the commercialization of on-body cameras. Our first sale of on-body cameras was in May 2015. For the year ended April 30, 2016, we had revenues of only $67,964 and a net operating loss of $541,102. Accordingly, because we have had only limited sales since implementing our present business plan, there is limited historical performance for you to evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

We are dependent on the sale of our securities to fund our operations.

During the year ended April 30, 2016, we received proceeds of $46,000 from the sale of our common and preferred stock and $788,004 from the sale of convertible promissory notes which fund our current operations. We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

For the year ended April 30, 2016, we had revenues of $67,964 from the sale of our on-body camera and related accessories. For the year ended April 30, 2016, we have a net loss of $541,102. Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable.

As of April 30, 2016, we had cash on hand of approximately $227,000 for our operational needs. Currently, our operating expenses are approximately $50,000 per month. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs, we would have available cash for our operating needs for approximately 4 months.

Until we generate material operating revenues, we require additional debt or equity funding to continue our operations and implement our plan of operations. There is no assurance we will receive such funds or such funds may be on terms unacceptable to us.

Risks Related to Our Business

Our business depends on the development of markets for detection and surveillance products and solutions.

Our products are designed to address the markets for detection, surveillance and integrated solutions. Our products are targeted to both state and local governmental agencies and the private sector. These markets and the types of products and services sold in these markets are emerging. Our ability to grow will depend in part on the rate at which markets for our products develop and on our ability to adapt to emerging demands in these markets. Geopolitical developments, terrorist attacks and government mandates may cause sharp fluctuations in the demand for our products.

Third parties can purchase the same products we sell which may negatively affect our revenues.

We purchase our products from a third party manufacturer in China which sells products to other companies. As such, third parties can purchase the same products as us which puts us at a competitive disadvantage and may have a negative impact on our revenues

Our industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition and future growth.

We operate in a highly competitive environment. In addition to facing competition generally from businesses seeking to attract discretionary spending dollars, the on-body camera industry itself is highly fragmented, resulting in intense competition. We compete with single location dealers and, to a lesser degree, with national specialty stores. Dealer competition is based on the quality of available products, the price and value of the products and attention to customer service. There is significant competition in the markets which we plan to enter.

Our competitors are large national or regional chains that have substantially greater financial, marketing and other resources than us. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

The success of our business depends on our ability to market our on-body camera and accessories effectively.

Our ability to establish effective marketing and advertising campaigns is the key to our success. Our advertisements must effectively promote our corporate image and the pricing of such products. If we are unable to create awareness of our products, we may not be able to attract customers. Our marketing activities may not be successful in promoting the products we sell or pricing strategies or in retaining and increasing our customer base. We cannot assure you that our marketing programs will be adequate to create a demand for our products or support our future growth, which may result in a material adverse effect on our results of operations.

We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our business and operating results.

We accept returns of products two (2) weeks after purchase. Additionally, our manufacturer provides a twelve (12) month warranty on all products manufactured and the Company offers an extended warranty for year two. The occurrence of any material defects or product recalls could make us liable for damages and warranty claims. Any negative publicity related to the perceived quality of our products could affect our brand image, decrease retailer, distributor and customer demand, and adversely affect our operating results and financial condition. Warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results.

A product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. As a result, a significant product defect or product recall could cause a decline in our sales and profitability, and could reduce or deplete our financial resources. Any negative publicity related to the perceived quality of our products could affect our brand image, decrease retailer, distributor and customer demand, and adversely affect our operating results and financial condition. Warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results.

Purchases of our products may be injured while engaging in activities that they self-capture with our on-body camera, and we may be exposed to claims, or regulations could be imposed, which could adversely affect our brand, operating results and financial condition.

Our law enforcement and other customers use our on-body camera and accessories to self-capture their participation in a wide variety of activities which may carry the risk of significant personal injury or result in death. We may be subject to claims if our customers are injured while using our products. We have no insurance coverage for such claims. Additionally, some businesses may ban the use of our products in their facilities to limit their own liability.  If lawmakers or governmental agencies were to determine that the use of our products increased the risk of injury to all or a subset of our customers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products. Any of these events could adversely affect our brand, operating results or financial condition.

We may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to sell some of our products.

We have not secured intellectual property protection of the Force Protection name. Our industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in protracted and expensive litigation for several companies. Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us for which we may be liable.

If our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we would be successful in defending ourselves against intellectual property claims. Further, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing our products.

If we fail to develop our brand, cost-effectively, our business may be adversely affected.

The success of our products marketed under the Force Protection brand will depend upon the effectiveness of our marketing efforts. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building the brands. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

We must be able to adapt to rapidly changing technology trends and evolving industry standards or we risk our products becoming obsolete.

The market in which we compete is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations. We may not be successful in identifying, developing and marketing new products or enhancing our existing products. We believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of products in the security and law enforcement industry.

We are dependent on our manufacturer in China. Any disruption or extended delay in product supply from any of our distributors could have a significant adverse impact on our operations.

We are dependent on one (1) manufacturer in China. We do not have guaranteed supply or pricing arrangements with our manufacturer, but submit purchase orders and pay for products as needed. As a result, we risk increased cost of our products.

Our ability to sustain satisfactory levels of sales will be dependent in part upon the ability of third party suppliers of raw materials to our manufacturer as well as our manufacturer to properly perform its functions and to comply with local regulations and market our products. While outsourcing manufacturing and distribution to third parties may reduce the cost of operations, it also reduces direct control by us over the services rendered. Although we attempt to select a reputable manufacturer, it is possible it could fail to perform as we expect.

The failure of our manufacturer to supply products as required by us could have a material adverse effect on our business, results of operations and financial condition. If we do not timely and effectively develop and implement our outsourcing strategy or if third party providers do not perform as anticipated, we may experience operational difficulties, increased costs, or even manufacturing delays, which could materially and adversely affect our business, financial condition and results of operations.

Although a number of alternative manufacturers exist that we believe could replace our manufacturer with alternative sources at comparable prices and terms, any disruption or extended delay in our manufacturing obtaining raw material products from any of our third party suppliers could have a significant adverse impact on our operations. In addition, the time needed to replace our manufacturer could adversely affect our operations by delaying shipments and potentially losing customers to our competition.

Our manufacturer purchases some components, subassemblies and products from third party suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.

We rely on third party components and technology to build our products, and we rely on our manufacturer to obtain the components, subassemblies and products necessary for the manufacture of our products. Shortages in components that we use in our products are possible, and our ability to predict the availability of such components is limited. While components and supplies are generally available from a variety of sources, we and our manufacturer currently depend on a single or limited number of suppliers for several components for our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers, or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Our manufacturer generally relies on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we and our manufacturer may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results and financial condition.

Risks Related To Our Management

Should we lose the services of Paul Feldman, our sole officer and director, our operations and financial condition may be negatively impacted.

Our future depends on the continued contributions of Paul Feldman, our sole officer and director, who would be difficult to replace. Mr. Feldman’s services are critical to the management of our business and operations. We do not maintain key man life insurance on Mr. Feldman. Should we lose the services of Mr. Feldman, we may be unable to replace their services with equally competent and experienced personnel and our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

We incur costs and management time related expenses pertaining to SEC reporting obligations and SEC compliance matters and our management has no experience in such matters.

Paul Feldman, our sole officer and director is responsible for managing us, including compliance with SEC reporting obligations and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are relatively new to these individuals and at times will require us to obtain outside assistance from legal, accounting or other professionals that will increase our costs of doing business. Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities law violations that may result in additional compliance costs or costs associated with SEC judgments or fines, each of which would increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Because we do not have an audit or compensation committee, shareholders must rely on our sole director Paul Feldman, who is not independent, to perform these functions.

We have only one officer and director. We do not have an audit or compensation committee or Board of Directors as a whole that is composed of independent directors. Because Paul Feldman, our sole director, is also our sole officer and controlling shareholder, he is not independent. There is a potential conflict between his interests, our interests and our shareholders’ interests, since our sole director is also our sole officer will make decisions concerning his own compensation and audit issues. Until we have an audit or compensation committee or independent directors, there may be less oversight of Mr. Feldman’s decisions and activities and little or no ability for our minority shareholders to challenge or reverse his activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to the RDW Financing and our Common Stock

Common Shares that we issue upon conversion of promissory notes will dilute our existing stockholders and depress the market price of our common stock.

As of the date of this report, we are obligated to issue approximately 37 million common shares upon conversion of the Black Forest Note and RDW Notes based upon the trading price of $.015 of our common shares on June 1, 2016. The issuance of these shares upon conversion of the related notes will dilute our existing shareholders. The number of common shares issuable by us upon conversion of the notes is dependent on the trading price of our common shares during the twenty (20) days prior to conversion. If the price of our stock declines in value, we will be obligated to issue more shares to the note holders which would have a further dilutive effect on our stock which could depress the market price of our common stock.

We may be required to issue significant amount of common shares upon conversion of notes that could result in a change of control.

The conversion price of the notes is based upon the trading price of our common shares. There is no way to determine with certainty the number of common shares we will be required to issue should note holders convert their notes into our common shares. As the Black Forest Note and the RDW Notes are converted our stock price will decline requiring us to issue an increased number of common shares. We are currently authorized to issue 250,000,000 common shares. We presently have 58,557,482 shares outstanding. We could be required to increase our authorized shares to provide sufficient authorized common stock for conversion of the notes. Paul Feldman, our Chief Executive Officer, President and Director presently holds 210,000,000 votes on matters submitted to our common stockholders. If we increase our authorized shares and issue more than 210,000,000 common shares, Mr. Feldman could lose voting control. This would likely jeopardize the execution of our business plan and disrupt our operations.

Holders of the notes convertible into our common stock will pay less than the then- prevailing market price for our common stock.

We have issued notes that have a conversion feature which is based upon a percentage of our lowest trading price over a twenty (20) day period. If our common stock price materially declines, we will be obligated to issue a large number of shares to the holders of these notes upon conversion. This will likely materially dilute existing shareholders. The potential for such dilutive issuances upon conversion of outstanding notes may depress the price of common stock regardless of our business performance, and could encourage short selling by market participants, especially if the trading price of our common stock begins to decrease.

The market for shares quoted on the OTC Markets OTCQB has experienced numerous frauds and abuses, which could adversely affect investors in our stock.

We believe that the market for shares of companies quoted on the OTC Markets OTCQB has suffered from patterns of fraud and abuse. Such patterns include:

•

control of the market for the security by one or a few broker-dealers;

•

manipulation of prices through prearranged matching of purchases and sales and false and misleading statements made by parties unrelated to the issuer;

•

“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of OTC Pink companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product. Should this occur in our common stock, investors will likely be adversely affected.

Our common shares are thinly traded, so you may be unable to sell at or near asking prices, or at all.

Our common stock is quoted by the OTC Markets OTC Markets OTCQB. Shares of our common stock are thinly- traded, meaning that the number of persons interested in purchasing our common shares at or near asking prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:

•

we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

•

stock analysts, stock brokers and institutional investors may be risk-averse and be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable

As a result, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near asking prices, or at all, should you attempt to sell your shares.

Our stock price may be volatile and you may not be able to resell your shares at or above the current trading price.

Our common stock is quoted on the OTC Markets Group’s OTC Pink. Trading in stock quoted on the OTC Pink is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The market price of our Common Stock may be highly volatile. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Pink and other over the counter trading systems do not benefit from the same type of Market- Maker trading systems utilized by stock exchanges such as the NYSE and AMEX and quotation systems such as the NASDAQ in which trading of a security is enhanced by to the presence of Market-Maker(s) who are dedicated to the trading of a particular listed company’s shares. Rather, on the OTC Pink and other over the counter markets, there is no assurance that a bid/ask will be posted to facilitate trading of an over the counter listed issue at any particular point in time. As a result, trading of securities on the OTC Pink and other over the counter systems is often more sporadic than the trading of securities listed on the NYSE, AMEX, NASDAQ or similar large stock exchanges or stock markets. Accordingly, shareholders may have difficulty selling their shares at any particular point in time. Additionally, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•

our ability to fully execute our business plan;

•

changes in our industry;

•

our ability to obtain working capital financing;

•

additions or departures of key personnel;

•

a “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•

sales of our common stock (particularly following effectiveness of this resale registration statement) upon conversion of outstanding promissory notes;

•

operating results that fall below expectations;

•

regulatory developments;

•

economic and other external factors;

•

period-to-period fluctuations in our financial results;

•

the public’s response to press releases or other public announcements by us or third parties,

•

the development and sustainability of an active trading market for our common stock; and

•

future sales of common stock by our officers, directors and significant stockholders.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our officers and directors have voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

As of the date of this report, we had 58,557,482 shares of common stock outstanding, each entitled to one vote per common share and 1,000,000 shares of Series A Preferred Stock which entitled the holder two hundred (200) votes per share. Our sole officer and director, Paul Feldman, controls 10,000,000 common shares and 1,000,000 Series A Preferred Shares which represent an aggregate of 210,000,000 out of 268,557,482 total votes outstanding or 79.0% of the votes on all matters submitted to a vote of our stockholders. As such, Mr. Feldman has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Mr. Feldman’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

There is not now, and there may never be, an active, liquid and orderly trading market for our Common Stock, which may make it difficult for you to sell your shares of our Common Stock.

There is not now, nor has there been since our inception, significant trading activity in our common stock or a market for our common stock.  An active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. Although our common stock is quoted on the OTC Markets OTCQB, an over-the-counter quotation system, operated by the OTC Markets, trading of our common stock is extremely limited and sporadic and at very low volumes. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange, and we presently anticipate that our common stock will continue to be quoted by the OTC Markets or another over-the-counter quotation system in the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support our stock price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing  similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

We cannot assure you that we will, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Because our sole officer and director is our controlling stockholder, he can exert significant control over our business and affairs, and have actual or potential interests that may depart from those of investors.

As of the date of this report, our sole officer and director, Paul Feldman, holds approximately 86% of our outstanding voting stock and has the ability to control all matters submitted to a vote of our stockholders. The interests of Mr. Feldman may differ from the interests of our other stockholders, including investors. As a result, in addition to board seats and offices, Mr. Feldman controls all corporate actions requiring stockholder approval, irrespective of how our other stockholders, including investors, may vote, including the following actions:

•

to elect or defeat the election of our directors;

•

to amend or prevent amendment of our Certificate of Incorporation or By-laws;

•

to effect or prevent a merger, sale of assets or other corporate transaction; and

•

to control the outcome of any other matter submitted to our stockholders for vote.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends. In addition, the terms of our existing credit facilities preclude, and the terms of any future debt agreements is likely to similarly preclude, us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole resource of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission (“SEC”)’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 250,000,000 shares of common stock, $.0001 par value per share and 1,000,000 shares of Series A Preferred Stock. As of the date of this report, we had 58,557,482 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding. Accordingly, we may issue up to an additional 191,442,518 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

ITEM 2:	PROPERTIES

We occupy approximately 900 square feet at 130 Iowa Lane, Suite 102, Cary, NC 27511 pursuant to a lease agreement which expires on December 31, 2018. Our calendar year annual rent for this location is $14,340 for 2016, $14,772 for 2017 and $15,216 for 2018.

We believe this location is suitable for our current needs.

ITEM 3:	LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4:	MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5:	MMARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) under the symbol “FPVD”.

Trading in stocks quoted on the OTC Markets OTCQB and OTC Pink are often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

OTC Markets OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Set forth below are the range of high and low prices for our common stock from the OTC Markets OTC Pinks for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended April 30, 2016
First Quarter (May 1, 2015 – July 31, 2015)	$ 23.96	$ 0.50
Second Quarter (August 1, 2015 – October 31, 2015)	$ 5.95	$ 1.07
Third Quarter (November 1, 2015 – January 31, 2016)	$ 1.75	$ 0.84
Fourth Quarter (February 1, 2016 – April 30, 2016)	$ 0.76	$ 0.03

Fiscal Year Ended April 30, 2015
First Quarter (May 1, 2014 – July 31, 2014)	-	-
Second Quarter (August 1, 2014 – October 31, 2014)	$ 0.01	$ 0.01
Third Quarter (November 1, 2014 – January 31, 2015)	$ 0.01	$ 0.01
Fourth Quarter (February 1, 2015 – April 30, 2015)	$ 0.01	$ 0.01

Transfer Agent

Our Transfer Agent is Interwest Transfer Co., Inc. located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah. Their telephone number is 801-272-9294 and their website is www.interwesttc.com.

Holders

As of the date of this Report there are approximately 38 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder). We have 58,557,482 shares of common stock issued and outstanding.

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

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Our ability to raise capital when needed and on acceptable terms and conditions;

•

The intensity of competition;

•

General economic conditions; and

•

Changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forwardlooking statements contained or incorporated by reference herein to reflect future events or developments.

Overview

The Company is in the business of selling video and audio capture devices initially targeted to law enforcement agencies. The Company has established a web site at www.forceprovideo.com whereby customers can view the Company’s products and place orders. We believe that given recent current events between law enforcement agencies and the public, which has been widely reported by the media, there is a significant market opportunity for the Company’s products.

Products

Our video and audio capture devices are compact, ergonomic, tamperproof and designed to capture HD video and/or audio on demand enabling our customers to capture content while engaged in a wide range of activity. We also sell accessories that enhance the functionality and versatility of our products, including mounts, such as the helmet, handlebar, roll bar and tripod mounts, as well as mounts that enable users to wear the camera on their bodies, such as the wrist housing, chest harness and head strap. Other accessories include spare batteries, charging accessories and memory drives. Our products are marketed primarily to law enforcement due to their unique need to capture important events in the course of their duties.

Our primary products consist of the LE10 Law Enforcement Video Recorder, LE50 HD Body Cam, SC1 Sunglass Camera and Citadel 3G Solar Security Camera

Distribution

Customers purchase products from our website and by telephone order. All products are shipped from our manufacturer to our facility in North Carolina where we process and ship product to our customers using Federal Express or United Parcel Services. Customers pay all shipping charges.

Marketing

Currently, our sales and marketing efforts include print marketing brochures featuring our products to state and local law enforcement agencies. We create and deliver brochures to state and local law enforcement, every four (4) weeks, using U.S. Mail.

Results of Operations

We are a start-up company.  We did not begin meaningful operations until our first quarter of 2016. As of April 30, 2016, we had total assets of $369,357 and total liabilities of $122,116.  Since our inception to April 30, 2016, we have accumulated a deficit of $1,475,125. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Year Ended April 30, 2016 Compared with the year ended April 30, 2015

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the year ended April 30, 2016, the Company recognized $67,964 of revenue compared to $5,000 during the year ended April 30, 2015. The increase is due to the establishment of our video and audio capturing product sales during the year ended April 30, 3016 compared so no such operations in the prior year.

Gross profit

Gross profit was $28,399 and $5,000 during the years ended April 30, 2016 and 2015, respectively. Our Gross margin for the year ended April 30, 2016 was 41.8% with no meaningful comparison for the year ended April 30, 2015. The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

Operating expenses include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs and costs to promote and sell our products. Operating costs increased $501,502 to $569,501 during the year ended April 30, 2016 compared to $67,999 during the year ended April 30, 2015. Operating costs increased due to the Company beginning meaningful operations to promote and sell our products and administer the Company.

Other Income (Expense)

All the elements of other income (expense) relate to our convertible promissory notes. During the year ended April 30, 2016, the Company incurred $26,711, of interest expense related to the stated interest and $694,188 for the accretion of the debt discount resulting from note issuance fees and the beneficial conversion feature contained on our convertible promissory notes.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of April 30, 2016 our current assets totaled $360,300 and were comprised primarily of $227,273 in cash and $129,870 of inventory and prepaid inventory. Due to the “start-up” nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the year ended April 30, 2016, net cash flows used in operating activities was $634,369, compared to $73,524 for the year ended April 30, 2015.

For the year ended April 30, 2016, net cash flows used in investing activities was $7,588, compared to $0 for the year ended April 30, 2015.

For the year ended April 30, 2016, we generated cash flows from financing activities of $834,004 from the issuance of common and preferred stock and convertible promissory notes compared to $54,999 for the year ended April 30, 2015. To date, we have financed our operations primarily through the issuance of debt and equity.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company. We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually, which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this report. Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our gross profits, although there is no assurance that sufficient revenues will be generated to cover said costs. We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules and regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder. Some of our more significant challenges of being a publicly reporting company will include the following:

•

We will have to carefully prepare and file in the format mandated by the SEC all periodic filings required by the Securities Exchange Act of 1934 (Annual Report on Form 10K, Quarterly Reports on Form 10Q, and interim reports of material significant events on Form 8K), as well as insider reporting compliance for all officers and director under Section 16 of the Securities Exchange Act of 1934 on Form 3, 4 and 5;

•

We will have to assure that our corporate governance principles and Board minutes are properly drafted and maintained;

•

We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website posting, and investor conferences to assure legal compliance;

•

We will have assure corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

•

We will have to assure securities law compliance for all equitybased employee benefit plans, including registration statements and prospectus distribution procedures;

•

We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of the Public Company Accounting Oversight Committee on governance procedures of the Company and our audit committee;

•

We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;

•

Being a public company increases our director and officer liability insurance costs;

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

OffBalance Sheet Arrangements

None.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Certain of these significant accounting policies require us to make critical accounting estimates, as defined below.

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•

we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•

different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

Our most critical accounting estimates include:

•

the recognition and measurement of current and deferred income taxes, which impact our provision for taxes.

•

Fair value measurements

Below, we discuss this policy further, as well as the estimates and judgments involved.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company’s utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 — Quoted prices for identical assets and liabilities traded in active exchange markets, such as the national stock exchanges.

Level 2 — Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data. Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are evaluated.

Many of our financial instruments are issued in conjunction with the issuance of debt. At the time of issuance we allocate the proceeds received to the various financial instruments and this involves the determination of fair value. From time to time, the fair value of these financial instruments exceeds the proceeds received. When this occurs, we critically evaluate the validity of the fair value computation.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Baum & Company, P.A.

Certified Public Accountants

1688 Meridian Avenue, Suite 504

Miami Beach, Florida 33139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Force Protection Video Equipment Corp.

We have audited the accompanying balance sheet of Force Protection Video Equipment Corp. ("the Company") as of April 30, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Force Protection Video Equipment Corp. as of April 30,  and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated positive net income since inception, has an accumulated deficit, and does not have positive cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami Beach, Florida

June 16, 2016

/s/ Baum & Company, P.A.

Force Protection Video Equipment Corporation
Balance Sheets
	April 30,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$ 227,273	$ 35,226
Inventory	70,361	-
Prepaid inventory	59,509	25,350
Accounts receivable	3,157	-
Total current assets	360,300	60,576

Property and equipment, net of accumulated depreciation of $476	7,112	-
Deposits	1,945	-
Total assets	$ 369,357	$ 60,576

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 30,059	$ 17,017
Convertible promissory notes net of discount of $204,718	91,074	-
Total current liabilities	121,133	17,017

Long-term liabilities	983	-
Total liabilities	122,116

Commitments and contingencies (Note 5)

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value 1,000,000 shares authorized; issued and outstanding 1,000,000 and 0 at April 30, 2016 and 2015.	100	-
Common stock, $0.0001 par value 250,000,000 shares authorized; issued and outstanding 40,525,595 and 18,295,000 at April 30, 2016 and 2015, respectively.	4,052	1,829
Additional paid-in capital	1,718,214	254,854
Accumulated deficit	(1,475,125)	(213,124)
Total stockholders' equity (deficit)	247,241	43,559
Total liabilities and stockholders' equity (deficit)	$ 369,357	$ 60,576

The accompanying notes are an integral part of these financial statements

Force Protection Video Equipment Corporation
Statements of Operations
For the Years Ended April 30, 2016 and 2015

	Years Ended April 30,
	2016	2015
Income
Net revenue	$ 67,964	$ 5,000
Cost of goods sold	39,565	-
Gross profit	28,399	5,000

Operating expenses
General and administrative	485,186	67,136
Sales and marketing	58,326	863
Product development	25,989	-
Total operating expenses	569,501	67,999
Loss from operations	(541,102)	(62,999)

Other income (expense)
Interest expense	(26,711)	- -
Accretion of debt discount	(694,188)	-
Total other income (expense)	(720,899)	-
Loss before taxes	(1,262,001)	(62,999)
Provision for income taxes	-	-
Net loss	$ (1,262,001)	$ (62,999)

Net (loss) per common share basic and diluted	$ (0.06)	$ (0.00)

Weighted average common shares outstanding basic and diluted	20,631,092	18,148,846

The accompanying notes are an integral part of these financial statements

Force Protection Video Equipment Corporation
Statement of Stockholders' Deficit
For the Years Ended April 30, 2016 and 2015

					Additional		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2014	-	$ -	18,145,000	$ 1,814	$ 199,870	$ (150,125)	$ 51,559

Common stock issued for cash	-	-	150,000	15	54,984	-	54,999
Net loss	-	-	-	-	-	(62,999)	(62,999)
Balance, April 30, 2015	-	-	18,295,000	1,829	254,854	(213,124)	43,559

Preferred stock issued for cash	1,000,000	100	-	-	900	-	1,000
Common stock issued for cash	-	-	450,000	45	44,955	-	45,000
Common stock issued in exchange for services	-	-	10,095	1	14,499	-	14,500
Discount on convertible promissory note due to common stock issued	-	-	31,912	3	17,997	-	18,000
Common stock issued upon conversion of convertible promissory notes	-	-	21,738,588	2,174	630,599	-	632,773
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	754,410	-	754,410
Net loss	-	-	-	-	-	(694,188)	(694,188)
Balance, April 30, 2016	1,000,000	$ 100	40,525,595	$ 4,052	$ 1,718,214	$ (907,312)	$ 815,054

The accompanying notes are an integral part of these financial statements

Statements of Cash Flows
For the Years Ended April 30, 2016 and 2015

	Years Ended April 30,
	2016	2015
Cash flows from operating activities:
Net (Loss)	$ (1,262,001)	$ (62,999)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	476	-
Accretion of debt discount	694,188	-
Share based compensation expense	14,500	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,157)	-
(Increase) decrease in inventory	(70,361)	-
(Increase) decrease in other assets	(36,104)	(25,350)
Increase (decrease) in accounts payable and accrued expenses	27,107	14,825
Increase (decrease) in other liabilities	983	-
Net cash (used) by operating activities	(634,369)	(73,524)

Cash flows from investing activities:
Purchase of equipment	(7,588)	-
Net cash (used) by investing activities	(7,588)	-

Cash flows from financing activities:
Proceeds from sale of common stock	45,000	54,999
Proceeds from sale of preferred stock	1,000	-
Proceeds from convertible promissory notes	788,004	-
Net cash provided by financing activities	834,004	54,999

Increase (decrease) in cash	192,047	(18,525)
Cash and cash equivalents at beginning of period	35,226	53,751
Cash and cash equivalents at end of period	$ 227,273	$ 35,226

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash operating activities:
Value of common stock issued in exchange for services	$ 14,500	$ -

The accompanying notes are an integral part of these financial statements

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 1 –ORGANIZATION AND GOING CONCERN

Organization

Force Protection Video Equipment Corp., (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida as M Street Gallery, Inc.  On September 25, 2013, we changed our name to Enhance-Your-Reputation.com, Inc. and changed our business to providing reputation management and enhancement services. On February 2, 2015 the Company changed its name to Force Protection Video Corp.  to focus on the sale of mini body video cameras and accessories to consumers and law enforcement.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the year ended April 30, 2016, the Company recognized revenue of $67,964 and a net operating loss of $541,102. As of April 30, 2016, the Company had working capital of $239,167 and an accumulated deficit of $1,475,125.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of the Company’s financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Inventory

Our inventory is comprised of finished goods, cameras and recording equipment. The Company’s inventory is stated at the lower of cost or market. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances.  The Company does not have a history of significant bad debt and has not recorded any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred. The Company recognized $21,683 and $0 in advertising costs during the years ended April 30, 2016 and 2015, respectively.

Stock Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of April 30, 2016 and 2015 the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS, if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Following is the computation of basic and diluted net loss per share for the years ended April 30, 2016 and 2015:

	Years Ended
	April 30,
	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ (1,262,001)	$ (62,999)

Denominator:
Weighted average number of common shares outstanding	20,631,092	18,148,846

Basic and diluted EPS	$ (0.06)	$ (0.00)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	17,760,424	-

Concentrations of risk

During the year ended April 30, 2016, no customer accounted for more than 5% of sales. During the year ended April 30, 2015, one customer accounted for 100% of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers.  The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations.  In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.  During the year ended April 30 2016, two suppliers accounted for 97% (84% and 13%) of our inventory purchases.

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

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	April 30,
	2016	2015
Furniture and fixtures	6,212	-
Computers and office equipment	1,376	-
Total fixed assets	7,588	-
Accumulated depreciation	(476)	-
Total fixed assets	$ 7,112	$ -

During the years ended April 30, 2016 and 2015, the Company recognized $476 and $0, respectively, in depreciation expense.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of our outstanding convertible promissory notes as of April 30, 2016:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
LG Capital Funding, LLC	4/20/2016	9/11/2016	$ 13,000	$ 34	$ 13,034
Black Forest Capital, LLC	10/8/2015	10/8/2016	19,500	3,001	22,501
RDW Capital, LLC Note 1	11/10/2015	5/10/16	157,500	6,136	163,636
RDW Capital, LLC Note 2	1/0/1900	6/30/16	105,000	2,861	107,861
RDW Capital, LLC Note 3	3/10/2016	9/10/16	792	614	1,406
Totals			$ 295,792	$ 12,646	$ 308,438
Debt discount balance			(204,718)
Balance sheet balances			$ 91,074

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

EMA Financial, LLC

On August 25, 2015 the Company entered into a Securities Purchase Agreement with EMA Financial, LLC (“EMA”), for the sale of an 8% convertible note in the principal amount of $105,000 (the “EMA Note”) of which the Company received $80,504 after payment of legal and due diligence fees of $5,000, finder's fee of $9,500 and original issue discount (“OID”) of $9,996. The EMA Note matured in twelve (12) months on August 25, 2016. The EMA Note was convertible into common stock, at EMA’s option anytime following the issuance date, at a price for each share of common stock equal to 60% of the lowest trading price during the twenty (20) trading days immediately preceding the applicable conversion. In no event was EMA effect a conversion if such conversion results in EMA beneficially owning in excess of 4.9% of the outstanding common stock of the Company.

The EMA Note principle was discounted for the value of the OID, legal fees and finder’s fee totaling $24,496, and the intrinsic value of the beneficial conversion feature of $80,504 which was computed as the difference between the fair value of the common stock issuable upon conversion of the EMA Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $145,000. As this amount resulted in a total debt discount that exceeds the EMA Note proceeds, the discount recorded for the beneficial conversion feature was limited to the principal amount of the EMA Note. The resulting $105,000 discount was accreted through April 18, 2016, the date the note balance was paid in full.

During the year ended April 30, 2016, the Company recognized interest expense of $5,444 and debt discount accretion of $105,000. During the year ended April 30, 2016, EMA converted $110,444 of principal and interest into 3,857,115 shares of common stock. The EMA Note has been paid in full as of April 30, 2016

Adar Bays, LLC

On September 11, 2015 the Company entered into a Securities Purchase Agreement with Adar Bays, LLC ("Adar") for the sale of an 8% convertible note in the principal amount of $81,000 (which includes Adar legal expenses in the amount of $6,000) (the “Adar Note”) of which Adar funded $27,000 upon closing, $27,000 on March 30, 2016 and $27,000 on April 13, 2016.

The Adar Note bore interest at 8% with all interest and principal due on September 11, 2016. The Adar Note was convertible into common stock anytime after 6 months, at Adar’s option, at a price for each share of common stock equal to 60% (the “Conversion Factor”) of the lowest trading price during the twenty (20) trading days immediately preceding the applicable conversion.

Adar agreed to restrict its ability to convert the Adar Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock.

The Adar Note principle was discounted for the value of the legal fees of $6,000 and the intrinsic value of the beneficial conversion feature of $75,000 computed as the difference between the fair value of the common stock issuable upon conversion of the Adar Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $109,000. As this amount resulted in a total debt discount that exceeds the Adar Note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the Adar Note. The resulting $81,000 discount was accreted through April 18, 2016, the date the note balance was paid in full.

During the year ended April 30, 2016, the Company recognized interest expense of $1,144 and debt discount accretion of $75,000 During the year ended April 30, 2016, Adar converted $82,144 of principal and interest into 3,194,887 shares of common stock. The Adar Note has been paid in full as of April 30, 2016.

Auctus Fund, LLC

On September 30, 2015 the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”), for the sale of an 8% convertible note in the principal amount of $66,000 (the “Auctus Note”) of which the Company received $57,500 after payment of legal and due diligence fees. The Auctus Note matured in 9 months on June 30, 2016. The Auctus Note was convertible into common stock, at Auctus’s option anytime following the issuance date, at a price for each share of common stock equal to 60% of the lowest trading price during the 20 trading days immediately preceding the applicable conversion. In no event was Auctus to effect a conversion if such conversion resulted in Auctus beneficially owning in excess of 4.99% of the outstanding common stock of the Company.

The Actus Note principle was discounted for the value of the legal and due diligence fees of $8,500 and the intrinsic value of the beneficial conversion feature of $57,500 computed as the difference between the fair value of the common stock issuable upon conversion of the Auctus Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $62,625. As this amount resulted in a total debt discount that exceeded the Auctus Note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the Auctus Note. The resulting $66,000 discount was accreted through April 18, 2016, the date the note balance was paid in full.

During the year ended April 30, 2016, the Company recognized interest expense of $2,749 and debt discount accretion of $66,000. During the year ended April 30, 2016, Actus converted $68,749 of principal and interest into 2,716,689 shares of common stock. The Actus Note has been paid in full as of April 30, 2016.

JSJ Investments, Inc.

On October 6, 2015 the Company sold and JSJ Investments, Inc. (“JSJ”) purchased a 12% convertible note in the principal amount of $56,000 (the “JSJ Note”) of which the Company received $51,000 after payment of a $5,000 original issue discount. The JSJ Note matured in 6 months on April 6, 2016. The JSJ Note was convertible into common stock, at JSJ ’s option anytime following the issuance date, at a price for each share of common stock equal to 60% of the lowest trading price during the 20 trading days immediately preceding the applicable conversion. In no event was JSJ to effect a conversion if such conversion resulted in JSJ beneficially owning in excess of 4.99% of the outstanding common stock of the Company.

The JSJ Note principle was discounted for the value of the OID of $5,000 and the intrinsic value of the beneficial conversion feature of $51,000 computed as the difference between the fair value of the common stock issuable upon conversion of the JSJ Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $57,866. As this amount resulted in a total debt discount that exceeds the JSJ Note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the JSJ Note. The resulting $56,000 discount was accreted through April 26, 2016, the date the note balance was paid in full.

During the year ended April 30, 2016, the Company recognized interest expense of $3,536 and debt discount accretion of $56,000. During the year ended April 30, 2016, JSJ converted $59,536 of principal and interest into 3,543,799 shares of common stock. The JSJ Note has been paid in full as of April 30, 2016.

LG Capital Funding, LLC

On September 11, 2015 the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG") for the sale of an 8% convertible note in the principal amount of $81,000 (which includes LG legal expenses in the amount of $6,000) (the “LG Note”) of which LG funded $27,000 upon closing, $27,000 on March 30, 2016 and $27,000 on April 20, 2016.

The LG Note bears interest of 8%. All interest and principal must be repaid on September 11, 2016. The LG Note is convertible into common stock anytime after 6 months, at LG’s option, at a price for each share of common stock equal to 60% of the lowest trading price during the 20 trading days immediately preceding the applicable conversion. In the event the Company elects to prepay all or any portion of the LG Note during the first 180 days, the Company is required to pay to LG an amount in cash equal to 150% multiplied by the sum of all principal and interest. The note may not be prepaid after the 180th day.

LG agreed to restrict its ability to convert the LG Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock. The LG Note also provides for penalties and rescission rights if we do not deliver shares of our common stock upon conversion within the required timeframes.

The LG Note principle was discounted for the value of the legal fees of $6,000 and the intrinsic value of the beneficial conversion feature of $68,000 computed as the difference between the fair value of the common stock issuable upon conversion of the LG Note and the total price to convert based on the effective conversion price on the date of issuance. The resulting $74,000 discount is being accreted over the 12 month term of the LG Note.

During the year ended April 30, 2016, the Company recognized interest expense of $1,227  and debt discount accretion of $66,259. During the year LG converted $69,193 of principal and interest into 3,035,913 shares of common stock leaving a principal balance due of $13,000 as of April 30, 2016.

Black Forest Capital, LLC

On October 8, 2015 the Company sold and Black Forest Capital, LLC (“Black Forest”) purchased a 10% convertible note in the principal amount of $53,000 (the “Black Forest Note”) of which the Company received $50,000 after payment of legal fees. The Black Forest Note matures in 12 months on October 8, 2016. The Black Forest Note is convertible into common stock, at Black Forest’s option anytime following the issuance date, at a price for each share of common stock equal to 40% of the lowest trading price during the 20 trading days immediately preceding the applicable conversion. In no event shall Black Forest effect a conversion if such conversion results in Black Forest beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Black Forest Note and accrued interest may be prepaid within the 180 day period following the issuance date at an amount equal to 135% of the outstanding principle and unpaid interest. After expiration of the 180 days, the Black Forest Note may not be prepaid. Upon the occurrence of an event of default the balance of principle and interest shall increase to 140%.

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

During the year ended April 30, 2016, the Company recognized interest expense of $3,001 and debt discount accretion of $43,008. During the year Black Forrest converted $33,500 of principal and interest into 2,991,074 shares of common stock leaving a principal balance due of $19,500 as of April 30, 2016.

RDW Capital, LLC

RDW Securities Purchase Agreement #1

On November 10, 2015, we entered into a Securities Purchase Agreement (“RDW SPA 1”) with RDW Capital, LLC (“RDW”), a Florida limited liability company wherein RDW committed to lend us up to $1,150,000 in convertible notes. On closing, we issued to RDW, an eight percent (8%) convertible note (“RWD Note 1”) in the principal amount of $157,500 of which the Company received $130,000 after payment of legal and due diligence fees totaling $27,500.

On December 31, 2015, in connection with the RDW SPA 1, we issued to RDW a second convertible note in the principal amount of $105,000 (“RDW Note 2”) of which the Company received $90,000 after payment of legal and due diligence fees totaling $15,000.

On February 17, 2016, we entered into Amendment No. 3 to the RDW SPA 1 which increased the amount RDW will invest to an aggregate of $2,362,500 of convertible notes payable in six (6) tranches with the first tranche of $157,500 (RDW Note 1); second tranche of $105,000 (RDW Note 2); and third tranche of $525,000 ($210,000 (RDW Note 3) as described below was funded) (collectively the “RDW Notes”), having already been paid; the fourth tranche of $525,000 due within five (5) days after the effective date of a registration statement covering the fourth tranche; the fifth tranche of $525,000 within five (5) business days after the effective date of a registration statement covering the fifth tranche; and the sixth tranche of 525,000 within five (5) business days after the effective date of a registration statement covering the sixth tranche

On March 10, 2016, in connection with the RDW SPA 1, we issued to RDW a third convertible note in the principal amount of $210,000 (“RDW Note 3”) of which the Company received $180,000 after payment of legal and due diligence fees totaling $30,000

The RDW Notes have the following terms and conditions:

• The principal amount outstanding accrues interest at a rate of eight percent (8%) per annum.

• Interest is due and payable on each conversion date and on the Maturity Date.

• Mature 5-6 months, after issuance.

• At any time, at the option of the holder, the RDW notes are convertible, into shares of our common stock at a conversion price equal to sixty percent (60%) of the lowest traded price of our common stock in the twenty (20) days prior to the conversion date, at any time, at the option of the holder (the “Conversion Price”).

• The RDW Notes are unsecured obligations.

• We may prepay the RDW Notes in whole or in part at any time with ten (10) days written notice to the holder for the sum of the outstanding principal and interest multiplied by one hundred and thirty percent (130%).  RDW may continue to convert the notes from the date of the notice of prepayment until the date of prepayment.

•  Default interest of twenty-four percent (24%) per annum.

• Interest on overdue accrued and unpaid interest will incur a late fee of the lower of eighteen percent (18%) per annum or the maximum rate permitted by law.

• Upon an event of default, RDW may accelerate the outstanding principal, plus accrued and unpaid interest, and other amounts owing through the date of acceleration (“Acceleration”).

• Upon Acceleration, the amount due will be one hundred thirty percent (130%) of the outstanding principal amount of the Note and accrued and unpaid interest, together with payment of all other amounts, costs, expenses and liquidated damages.

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

RDW Note 1 principle was discounted for the value of the legal and finder’s fees totaling $27,500 and the intrinsic value of the beneficial conversion feature of $121,406 which was computed as the difference between the fair value of the common stock issuable upon conversion of RDW Note 1 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $121,406. As this amount resulted in a total debt discount that was less than RDW Note 1 principal, the full $121,406 discount was recognized. The resulting $148,906 discount was accreted over the 5 month term of RDW Note 1 through April 10, 2016.

RDW Note 2 principle was discounted for the value of the legal fees totaling $15,000 and the intrinsic value of the beneficial conversion feature which was computed as the difference between the fair value of the common stock issuable upon conversion of RDW Note 2 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $98,086. As this amount resulted in a total debt discount that exceeds RDW Note 2 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 2. The resulting $105,000 discount is being accreted over the 5 month term of RDW Note 2 through June 30, 2016.

RDW Note 3 principle was discounted for the value of fees totaling $30,000, stock issued to an advisor in connection with RDW Note 3 totaling $18,000, and the intrinsic value of the beneficial conversion feature which was computed as the difference between the fair value of the common stock issuable upon conversion of RDW Note 3 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $227,391. As this amount resulted in a total debt discount that exceeded RDW Note 3 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 3. The resulting $210,000 discount was accreted through April 30, 2016, the date RDW Note 3 was paid in full.

Related to the RDW Notes, during the year ended April 30, 2016, the Company recognized interest expense of $9,611 and debt discount accretion of $276,921.

During the year RDW converted $209,208 of RDW Note 3 principal and interest into 2,415,000 shares of common stock leaving a principal balance due on RDW Note 3 of $792 as of April 30, 2016.

RDW Securities Purchase Agreement #2

On May 9, 2016, we entered into a Securities Purchase Agreement (“RDW SPA 2”) with RDW wherein RDW committed to lend us up to $367,500 in convertible notes in four tranches with proceeds totaling $350,000 as follows: (i) $100,000 which it invested on May 13, 2016, (ii) $50,000 which it invested on May 20, 2016, (iii) $100,000 on June 13, 2016, and (iv) $100,000 on July 13, 2016.

In connection with the RDW SPA 2, on May 13, 2016, we issued to RDW, an eight percent (8%) convertible note in the principal amount of $105,000, in exchange for RDW’s investment of $100,000 (“RDW Note 4”). Out of the proceeds from RDW Note 4, we paid the sum of $7,500 to RDW’s legal counsel, $10,000 to our placement agent, Carter, Terry & Company (“CTC”), a broker-dealer registered with the Securities & Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”) and $5,000 towards an original issue discount. Pursuant to the terms of the RDW Purchase Agreement and our agreement with CTC, we received net proceeds of $82,500 from RDW Note 4.

In connection with the RDW SPA 2, on May 20, 2016, we issued a second convertible note to RDW with  the  principal  amount  of  $52,500  (“RDW  Note 5”)  in  exchange  for  RDW’s  investment of $50,000. Out of the proceeds from RDW Note 5, we paid the sum of $5,000 to CTC, as the placement agent pursuant to the terms of our agreement with CTC and $2,500 towards an original issue discount. After payment of this amount, we received net proceeds of $45,000 from RDW Note 5.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Product Warranties

Our products are sold with a one (1) year manufacturer’s warranty. The Company has no obligation to provide warranty service or replacement. The Company does offer an extended warranty for a fee. The extended warranty expires one year from the day the manufacturer warranty expires. Warranty costs during the second year of an extended warranty are born by the manufacturer. As a result, the Company has no, or limited warranty liability exposure.

Operating Lease

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. The lease expires on March 31, 2018. The Company has no other noncancelable operating leases. Future minimum lease payments under this operating lease with an initial term in excess of one year as of April 30, 2016 are as follows:

Fiscal Year

2017

$14,776

2018

$14,776

2019

$9,851

Thereafter

$0

Rent expense for office space totaled $10,295 and $0 during the years ended April 30, 2016 and 2015, respectively.

Supplier Purchase Commitments

The Company periodically makes contractual, advance inventory purchases in the ordinary course of business. As of April 30, 2016, the Company was obligated to purchase $35,000 of inventory under a non-exclusive distribution agreement.

NOTE 6 – STOCKHOLDER'S EQUITY

As of April 30, 2016 and 2015, there were 40,525,595 and 18,295,000 shares of common stock outstanding, respectively. As of April 30, 2016 and 2015 there were 1,000,000 and 0 shares of Series A Preferred Stock outstanding, respectively.

On January 19, 2016, we amended our Articles of Incorporation to increase our authorized common stock from 50,000,000 shares to 250,000,000 shares and authorized the creation of 1,000,000 shares of Series A preferred stock with each share being entitled to 200,000 (i.e., 200:1) votes per share and with no right of conversion into shares of common stock.

During the year ended April 30, 2016, the Company issued preferred stock and common stock as follows:

•

10,095 shares of common stock were issued in exchange for services valued at the close price of our stock resulting in stock compensation expense of $14,500.

•

31,912 shares of common stock were issued in connection with RDW Note 3 and valued at $18,000 as stated in the related agreements.

•

450,000 shares of common stock were issued for cash of $0.10 per share resulting in the Company receiving $45,000.

•

1,000,000 shares of non-convertible Series A Preferred Stock to Paul Feldman, CEO, which entitle him to 200,000 votes per share or an aggregate of 200,000,000 votes on all matters submitted to our common stockholders. We valued the 1,000 Series A shares at $.0001 per share or an aggregate of $1,000.

•

21,738,588 shares of common stock were issued upon the conversion of $618,708 of convertible note principal and interest.

During the year ended April 30, 2015, the Company issued common stock as follows:

•

100,000 shares were issued for cash of $0.50 per share resulting in the Company receiving $50,000.

•

50,000 shares for cash of $0.10 per share and received $5,000.

•

On February 2, 2015, Paul Feldman, CEO, purchased 10,000,000 shares of our common stock for $.0001 per share or an aggregate of $1,000 from our former president.

NOTE 7 – INCOME TAXES

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period.  As of April 30, 2016 and 2015, the Company had net operating loss carry forwards of approximately $668,383 and $116,874, respectively, for income tax reporting purposes.

	April 30,
	2016	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$ 668,383	$ 116,874	$ 58,864
Statutory tax rate	34%	34%	34%
Gross deferred tax assets	227,250	39,737	20,014
Valuation allowance	(227,250)	(39,737)	(20,014)
Net deferred tax asset	$ -	$ -	$ -

Net Loss	1,125,659	1,318,629
Stock comp	9,075	635,000
Accretion	273,403	24,759
meals and ent	6,358	3,157

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended April 30, 2016 and 2015 is as follows:

	April 30,
	2016	2015
Federal Statutory Rate	$ (429,080)	$ (21,420)
Nondeductible expenses	241,567	-
Change in allowance on deferred tax assets	(187,513)	(21,420)
	$ -	$ -

The valuation allowance for deferred tax assets as of April 30, 2016 and 2015 was $227,250 and $39,737, respectively. The net change in the total valuation allowance for the year ended January 31, 2016 was an increase of $187,513. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company's U.S. federal net operating loss carry forward ("NOL") will expire in years 2033 through 2035; $15,616 of which will expire April 30, 2032, $38,259 on April 30, 2033, $62,999 on April 30, 2034 and $551,509 on April 30, 2035. Utilization of the NOL is subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, private placements and debt conversions. Subsequent significant equity changes, could further limit the utilization of the NOL. The annual limitations have not yet been determined; however, when the annual limitations are determined, the gross deferred tax assets for the NOL will be reduced with a reduction in the valuation allowance of a like amount.

The Company has adopted the accounting guidance related to uncertain tax positions, and has evaluated its tax positions and believes that all of the positions taken by the Company in its federal and state tax returns are more likely than not to be sustained upon examination.  The Company returns are subject to examination by federal and state taxing authorities generally for three years after they are filed.

As of January 31, 2016 and 2015, there were no unrecognized tax benefits.  Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

In September 2013, the Company’s sole shareholder and former President sold all of his common stock, which represented 94.5% of the Company’s issued and outstanding stock, to the Company’s new president. Pursuant to Internal Revenue Service (IRS) Code Section 382, an ownership change of greater than 50% triggers certain limits to the corporation’s right to use its net operating loss (NOL) carryovers each year thereafter to an annual percentage of the fair market value of the corporation at the time of the ownership change. The Company determined that the ownership change will limit the Company to utilize $15,616 of the $41,828 of NOL’s it incurred prior to the ownership change.

The Company’s tax returns are subject to examination by the federal and state tax authorities for years ended April 30, 2013 through 2016.

NOTE 8 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the quarterly period ended April 30, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On May 9, 2016, we entered into RDW SPA 2 with RDW wherein RDW committed to lend us up to $367,500 in convertible notes in four tranches with proceeds totaling $350,000 (net of $27,500 of OID) as follows: (i) $100,000 (net of $5,000 of OID) which it invested on May 13, 2016, (ii) $50,000 (net of $2,500 of OID) which it invested on May 20, 2016, (iii) $100,000 on June 13, 2016, which has yet to be received, and (iv) $100,000 on July 13, 2016.

In connection with the RDW Purchase Agreement, on May 13, 2016, we issued to RDW, an eight percent (8%) convertible note in the principal amount of $105,000, in exchange for RDW’s investment of $100,000 (“RDW Note 4”) (net of $5,000 of OID). Out of the proceeds from RDW Note 4, we paid the sum of $7,500 to RDW’s legal counsel, and paid $10,000 to CTC. Pursuant to the terms of the RDW SPA 2and our agreement with CTC, we received net proceeds of $82,500 from RDW Note 4.

In connection with the RDW SPA 2, on May 20, 2016, we issued a second convertible note to RDW with  the  principal  amount  of  $52,500  (“RDW  Note 5”) in  exchange  for  RDW’s  investment of $50,000 (net of $2,500 of OID). Out of the proceeds from RDW Note 5, we paid the sum of $5,000 to CTC, as the placement agent pursuant to the terms of our agreement with CTC. After payment of this amount, we received net proceeds of $45,000 from RDW Note 5.

RDW converted $10,624 of convertible note principal into 13,863,185 shares of common stock. With this conversion, RDW Note 1 and RDW Note 2 principal were reduced to $151,876.

LG converted $13,034 of convertible note principal and interest into 775,844 shares of common stock. With this conversion, the LG Note has been paid in full.

Black Forrest converted $14,200 of convertible note principal into 3,392,858 shares of common stock. With this conversion, the Black Forrest Note principle balance was reduced to $5,300.

On May 17, 2016, the Company received a refund of $26,530 against a previous payment classified as prepaid inventory.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:               CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of April 30, 2016, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective due to the following material weaknesses:

(1)     Lack of segregation of duties.  Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases. As a result, there is limited segregation of duties amongst the employees, and the Company has identified this as a material weakness in the Company’s internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of employees and limited segregation of duties, management believes that the Company is capable of following its disclosure controls and procedures effectively.

(2)     Lack of in-house US GAAP Expertise.  Our current accounting personnel perform adequately in the basic accounting and recordkeeping function.  However, our operations and business practices include complex technical accounting issues that are outside the routine basic functions.  These technical accounting issues are complex and require significant expertise to ensure that the accounting and reporting are accurate and in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table presents information with respect to our officers, directors and significant employees as of April 30, 2016:

Name	Age	Position
Paul Feldman	52	Chief Executive Officer, President and Chief Financial Officer, Director

Biographical Information Regarding Officers and Directors

Mr. Feldman has served as our sole Director, President, CEO and CFO since February 1, 2015. From  October 2011 to January 29, 2015, Mr. Feldman served as President of Cobra Xtreme Video, Inc. which sold video cameras to consumers and had sales in excess of $300,000 Prior to that, Mr. Feldman had  been an officer and director of a publicly traded company.  From 2001 through August 2009, Mr. Feldman served as President and a Director of Law Enforcement Associates, Inc. (LEA) whose common stock was previously listed on the OTCBB and the American Stock Exchange.  LEA was in the business of manufacturing surveillance products and audio intelligent devices which were sold to the military and law enforcement.  In his last year at LEA, Mr. Feldman helped LEA increase its net sales to over $10,000,000. In addition, Mr. Feldman was a named inventor on multiple patents relating to video surveillance

Term of Office

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our Directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of our Common Stock and our other equity securities. Officers, Directors, and greater than 10% shareholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Paul Feldman	0	0	1

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

The Company does not have any Committees of the Board

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have one executive officer who is also a Director. Our Board has reviewed the Company’s current Board leadership structure. In light of the Company’s size, nature of the Company’s business, regulatory framework under which the Company operates, stockholder base, the Company’s peer group and other relevant factors, the Company has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our current structure should be modified based on what the Board believes is best for the Company and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Audit Committee

The Board does not currently have a standing Audit Committee. The full Board performs the principal functions of the Audit Committee. The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board of Directors shall be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President, Paul Feldman, 130 Iowa Lane, Suite 102, Cary, NC 27511, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Force Protection Video Equipment Corp., Attention: Paul Feldman, 130 Iowa Lane, Suite 102, Cary, NC 27511. The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past two fiscal years with respect to each person who served as an Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year Ended April 30,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation($)	Total ($)
Paul Feldman (1), CEO, CFO	2016	81,461	-	-	-	81,461
	2015	9,000	-	-	-	9,000

(1) Mr. Feldman became the Company's Director, President, Secretary, Chief Executive officer and Chief Financial Officer on February 1, 2015. On November 24, 2015, the Company and Mr. Feldman entered into an employment agreement. Pursuant to Mr. Feldman’s Employment Agreement, he is entitled to an annual salary of $100,000 for a term of 2 years. We may award our officers and directors shares of common stock or stock purchase options as non-cash compensation as determined by the Board of Directors from time to time.

Director Compensation

For the years ended April 30, 2016 and 2015, respectively, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2016 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Preferred Stock		Common Stock
Name and Address of Beneficial Owner (1)		% of Class (2)	Shares Owned	Number of Shares Beneficially Owned	% of Class (2)	Total Voting Power (3)
Directors and Officers
Paul Feldman	1,000,000	100.0%	10,000,000	10,000,000	24.7%	87.3%

5% shareholders
None

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company preferred stock and common stock. Except as indicated the address of each beneficial owner is 130 Iowa Lane, Suite 102, Cary, NC 27511.

(2)

Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 40,525,595 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding on a fully diluted basis as of April 30, 2016. Each share of preferred stock is entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to 200,000 times the number of shares of Series A Preferred Stock such holder owns. The Series A Preferred Stock is not convertible into shares of common stock. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)

Calculated based on 40,525,595 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock, with common stock equivalent voting rights of 200:1, issued and outstanding as of April 30, 2016. Holders of the Series A Preferred Stock are entitled to vote on all matters submitted to the Company's stockholders.

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

Audit Fees

The aggregate fees of Baum & Company, P.A. for professional services rendered for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q for the year ended April 30, 2016 and 2015, totaled $19,950 and $12,300, respectively.

AuditRelated Fees

The Company did not pay any audit-related fees for the year ended April 30, 2016 and 2015 which are not disclosed in “Audit Fees” above.

Tax Fees

There were no tax fees billed by Baum & Company, P.A for tax compliance for the year ended April 30, 2016 and 2015.

All Other Fees

There were no other fees billed for services other than those described above for the years ended April 30, 2016 and 2015.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets as of April 30, 2016 and 2015

•

Statements of Operations for the years ended April 30, 2016 and 2015

•

Statements of Stockholders’ Deficit for the years ended April 30, 2016 and 2015

•

Statements of Cash Flows for the years ended April 30 and 2015

•

Notes to Financial Statements

 2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Force Protection Video Equipment Corp.
(Registrant)

June 28, 2016	By: /s/ Paul Feldman
Paul Feldman
Chief Executive Officer, Chief Financial Officer and Director, (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.

Description of Exhibit

3.1	Articles of Incorporation dated March 11, 2011 (1)
3.2	Amendment to Articles of Incorporation dated March 28, 2011 (1)
3.3	Amendment to Articles of Incorporation dated September 25, 2013 (1)
3.4	Amendment to Articles of Incorporation dated January 30, 2015 (1)
3.5	Amendment to Articles of Incorporation dated December 1, 2015 (1)
3.6

Amendment to Articles filed on January 19, 2016 to increase the authorized common stock outstanding from 50,000,000 to 250,000,000; par value $0.0001 and to create a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred stock;  par value $0.0001 (Incorporated by reference to Form S-1 filed on February 22, 2016)

3.7	Bylaws (1)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Convertible Promissory Note dated November 12, 2015 with by RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated October 8, 2015 with Black Forest Capital, LLC (1)
10.6	Securities Purchase Agreement dated September 30, 2015 with Auctus Funds, LLC (1)
10.7	Convertible Promissory Note dated September 30, 2015 with Auctus Funds, LLC (1)
10.8	Convertible Promissory Note dated September 11, 2015 with LG Capital Funding, LLC (4)

10.9	Convertible Promissory Note dated September 11, 2015 with LG Capital Funding, LLC
10.10	Convertible Promissory Note dated October 6, 2015 with JSJ Investments, Inc. (1)
10.11	Convertible Promissory Note dated August 25, 2015 with EMA Financial, LLC (1)
10.12	Securities Purchase Agreement dated August 25, 2015 with EMA Financial, LLC (1)
10.13	Securities Purchase Agreement dated May 13, 2016 with RDW Capital, LLC (3)
10.14	Convertible Promissory Note dated May 13, 2016 with by RDW Capital, LLC (3)
10.15	Registration Rights Agreement dated May 13, 2016 with RDW Capital, LLC (3)
10.16*	Convertible Promissory Note dated March 10, 2016 with by RDW Capital, LLC
10.17*	Convertible Promissory Note dated May 20, 2016 with by RDW Capital, LLC
10.18	Employment Agreement dated November 24, 2015 with Paul Feldman (1)
10.19	Shenzen AE Technology Purchase Order (1)
10.20	Agreement with Carter, Terry & Company dated September 30, 2015 (1)
10.21	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.22	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.23	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (2)
31.1 *

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension - Schema Document
101.CAL**	XBRL Taxonomy Extension - Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension - Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension - Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension - Presentation Linkbase Document

* Filed herewith

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to Form S-1 filed on February 22, 2016

(2) Incorporated by reference to Form S-1/A filed on March 11, 2016

(3) Incorporated by reference to Form 8-K filed on May 18, 2016

(4) Incorporated by reference to Form 8-K filed on September 18, 2015