Form 10-Q
period 2016-07-31
Force Protection Video Equipment Corp.
filed 2016-09-09
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2016 Commission file no.: 000-55519

Force Protection Video Equipment Corp.

(Name of Small Business Issuer in its Charter)

Florida	45-1443512
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

130 Iowa Lane, Suite 102 Cary, NC	27511
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (919) 780-7897

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

As of August 23, 2016, there were 158,010,499 shares of voting stock of the registrant issued and outstanding.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of July 31, 2016 (Unaudited) and April 30, 2016 (audited)

1

Statements of Operations for the Three Months Ended July 31, 2016 and 2015 (Unaudited)

2

Statement of Stockholders' Equity for the Three

Months Ended July 31, 2016 (Unaudited) and year ended April 30, 2016

3

Statements of Cash Flows for the Three Months Ended July 31, 2016 and 2015 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 4.

Controls and Procedures

19

PART II - OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Force Protection Video Equipment Corporation
Balance Sheets

	July 31,	April 30,
	2016	2016
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 110,051	$ 227,273
Inventory	142,457	70,361
Prepaid inventory	24,000	59,509
Accounts receivable	4,536	3,157
Total current assets	281,044	360,300

Property and equipment, net of accumulated depreciation of $1,412 and $476, respectively	22,656	7,112

Deposits	1,945	1,945
Total assets	$ 305,645	$ 369,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 63,983	$ 30,059
Convertible promissory notes net of discount of $78,655 and $204,718, respectively	194,930	91,074
Total current liabilities	258,913	121,133

Long-term liabilities	963	983
Total liabilities	259,876	122,116

Commitments and contingencies (Note 5)

Stockholders' equity
Preferred stock, $0.0001 par value 5,000,000 shares authorized; issued and outstanding 1,000,000 at July 31, 2016 and April 30, 2016.	100	100
Common stock, $0.0001 par value 750,000,000 shares authorized; issued and outstanding 88,035,499 and 40,525,595 at July 31, 2016 and April 30, 2016, respectively.	8,803	4,052
Additional paid-in capital	2,001,203	1,718,214
Accumulated deficit	(1,964,337)	(1,475,125)
Total stockholders' equity	45,769	247,241
Total liabilities and stockholders' equity	$ 305,645	$ 369,357

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corporation
Statements of Operations (Unaudited)
For the Three Months Ended July 31, 2016 and 2015

	Three Months Ended July 31,
	2016	2015
Income
Net revenue	$ 15,712	$ 15,935
Cost of goods sold	11,404	9,689
Gross profit	4,308	6,246

Operating expenses
General and administrative	167,349	59,288
Sales and marketing	58,627	-
Total operating expenses	225,976	59,288
Loss from operations	(221,668)	(53,042)

Other income (expense)
Interest expense	(6,481)	-
Accretion of debt discount	(261,063)	-
Total other income (expense)	(267,544)	-
Loss before taxes	(489,212)	(53,042)
Provision for income taxes	-	-
Net loss	$ (489,212)	$ (53,042)

Net (loss) per common share basic and diluted	$ (0.01)	$ (0.00)

Weighted average common shares outstanding basic and diluted	58,994,673	18,680,714

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corporation
Statement of Stockholders' Equity
For the Three Months Ended July 31, 2016 and Year Ended April 30, 2016
					Additional		Total
	Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2015	-	$ -	18,295,000	$ 1,829	$ 254,854	$ (213,124)	$ 43,559

Preferred stock issued for cash	1,000,000	100	-	-	900	-	1,000
Common stock issued for cash	-	-	450,000	45	44,955	-	45,000
Common stock issued in exchange for services	-	-	10,095	1	14,499	-	14,500
Discount on convertible promissory note due to common stock issued	-	-	31,912	3	17,997	-	18,000
Common stock issued upon conversion of convertible promissory notes	-	-	21,738,588	2,174	630,599	-	632,773
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	754,410	-	754,410
Net loss	-	-	-	-	-	(1,262,001)	(1,262,001)
Balance, April 30, 2016	1,000,000	100	40,525,595	4,052	1,718,214	(1,475,125)	247,241

Common stock issued upon conversion of convertible promissory notes	-	-	47,509,904	4,751	177,989	-	182,740
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	105,000	-	105,000
Net loss	-	-	-	-	-	(489,212)	(489,212)
Balance, July 31, 2016 (Unaudited)	1,000,000	$ 100	88,035,499	$ 8,803	$ 2,001,203	$ (1,964,337)	$ 45,769

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corporation
Statements of Cash Flows (Unaudited)
For the Three Months Ended July 31, 2016 and 2015
	Three Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net (Loss)	$ (489,212)	$ (53,042)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	936	-
Accretion of debt discount	261,063	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,379)	(6,303)
(Increase) decrease in inventory	(72,096)	(2,052)
(Increase) decrease in other assets	35,509	(20,500)
Increase (decrease) in accounts payable and accrued expenses	36,957	5,507
Increase (decrease) in other liabilities	(20)	-
Net cash (used) by operating activities	(228,242)	(76,390)

Cash flows from investing activities:
Purchase of equipment and vehicles	(16,480)	(671)
Net cash (used) by investing activities	(16,480)	(671)

Cash flows from financing activities:
Proceeds from sale of common stock	-	45,000
Proceeds from sale of preferred stock	-	-
Proceeds from convertible promissory notes	127,500	-
Net cash provided by financing activities	127,500	45,000

Increase (decrease) in cash	(117,222)	(32,061)
Cash and cash equivalents at beginning of period	227,273	35,226
Cash and cash equivalents at end of period	$ 110,051	$ 3,165

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash operating activities:
Common stock issued for conversion of notes payable	$ 182,740	$ -

(The accompanying notes are an integral part of these financial statements)

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015

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

During the three months ended July 31, 2016, the Company recognized revenue of $15,712 and a net operating loss of $221,668. As of July 31, 2016, the Company had working capital of $22,131 and an accumulated deficit of $1,964,337.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Force Protection Video Equipment Corp. (the “Company”) as of July 31, 2016, and for the three months ended July 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2016, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. Depreciation for financial statement purposes is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Vehicles	5 years
Office Equipment	3 - 5 years
Furniture & equipment	5 - 7 years

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred. The Company recognized $2,120 and $0 in advertising costs during the three months ended July 31, 2016 and 2015, respectively.

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

As of July 31, 2016 and April 30, 2016, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

Net Income (Loss) Per Share

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

Following is the computation of basic and diluted net loss per share for the three months ended July 31, 2016 and 2015:

	Three Months Ended
	July 31,
	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ (489,212)	$ (53,042)

Denominator:
Weighted average number of common shares outstanding	58,994,673	18,680,714

Basic and diluted EPS	$ (0.01)	$ (0.00)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	160,932,678	-

Concentrations of risk

During the three months ended July 31, 2016, one customer accounted for 10.2% of sales. During the three months ended July 31, 2015, one customer accounted for 16.2% of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers.  The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations.  In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.  During the three months ended July 31, 2016, one supplier accounted for 91.7% of our inventory purchases.

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

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	July 31,	April 30,
	2016	2016
Vehicles	15,376	-
Furniture and fixtures	6,212	6,212
Computers and office equipment	2,480	1,376
Total fixed assets	24,068	7,588
Accumulated depreciation	(1,412)	(476)
Total fixed assets	$ 22,656	$ 7,112

During the three months ended July 31, 2016 and 2015, the Company recognized $936 and $0, respectively, in depreciation expense.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of our outstanding convertible promissory notes as of July 31, 2016:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 1	11/10/2015	5/10/16	$ 10,293	$ 7,664	$ 17,957
RDW Capital, LLC Note 2	12/31/2015	6/30/16	105,000	5,089	110,089
RDW Capital, LLC Note 3	3/10/2016	9/10/16	792	614	1,406
RDW Capital, LLC Note 4	5/13/2016	11/13/16	105,000	1,818	106,818
RDW Capital, LLC Note 5	5/20/2016	11/20/16	52,500	909	53,409
Totals			$ 273,585	$ 16,094	$ 289,679
Debt discount balance			(78,655)
Balance sheet balances			$ 194,930

Following is a summary of our outstanding convertible promissory notes as of April 30, 2016:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
LG Capital Funding, LLC	4/20/2016	9/11/2016	$ 13,000	$ 34	$ 13,034
Black Forest Capital, LLC	10/8/2015	10/8/2016	19,500	3,001	22,501
RDW Capital, LLC Note 1	11/10/2015	5/10/16	157,500	6,136	163,636
RDW Capital, LLC Note 2	1/0/1900	6/30/16	105,000	2,861	107,861
RDW Capital, LLC Note 3	3/10/2016	9/10/16	792	614	1,406
Totals			$ 295,792	$ 12,646	$ 308,438
Debt discount balance			(204,718)
Balance sheet balances			$ 91,074

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

LG Capital Funding, LLC

On September 11, 2015 the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG") for the sale of an 8% convertible note in the principal amount of $81,000 and proceeds of $75,000 net of legal expenses (the “LG Note”).

The LG Note was convertible into common stock at a price equal to 60% of the lowest trading price during the 20 trading days immediately preceding the applicable conversion.

The LG Note principle was discounted for the value of the legal fees of $6,000 and the intrinsic value of the beneficial conversion feature of $68,000. The resulting $74,000 discount was fully accreted through July 31, 2016 due to full repayment of the LG Note on May 2, 2016.

During the three months ended July 31, 2016, the Company recognized no interest expense and debt discount accretion of $7,741. On May 2, 2016, LG converted the remaining $13,034 of principal and interest into 775,844 shares of common.

Black Forest Capital, LLC

On October 8, 2015 the Company sold and Black Forest Capital, LLC (“Black Forest”) purchased a 10% convertible note in the principal amount of $53,000 (the “Black Forest Note”) of which the Company received $50,000 after payment of legal fees. The Black Forest Note matured in 12 months on October 8, 2016. The Black Forest Note was convertible into common stock, at Black Forest’s option anytime following the issuance date, at a price for each share of common stock equal to 40% of the lowest trading price during the 20 trading days immediately preceding the applicable conversion.

The Black Forrest Note principle was discounted for the value of legal fees of $3,000 and the intrinsic value of the beneficial conversion feature of $50,000. The calculated intrinsic value was $127,199. As this amount resulted in a total debt discount that exceeded the Black Forest Note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the Black Forest Note. The resulting $53,000 discount was accreted through July 31, 2016 due to repayment of the Black Forest Note.

During the three months ended July 31, 2016, the Company recognized no interest expense and debt discount accretion of $9,992. During the three months ended July 31, 2016, Black Forrest converted the remaining $22,499 of principal and interest into 11,076,775 shares of common stock.

RDW Capital, LLC

On November 12, 2015, the Company entered into a Securities Purchase Agreement (“RDW SPA 1”) with RDW Capital, LLC (“RDW”), a Florida limited liability company. On November 12, 2015, the Company and RDW entered into the First Amended Securities Purchase Agreement. On November 12, 2015, the Company and RDW entered into the Second Amended Securities Purchase Agreement. On February 17, 2016, the Company and RDW entered into the Third Amended Securities Purchase Agreement. On February 17, 2016, the Company and RDW entered into the Fourth Amended Securities Purchase Agreement. On May 9, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 2”). RDW SPA 1, amendments thereto and RDW SPA 2 may hereinafter be referred to collectively as, the “RDW SPAs”.

RDW Note 1 - In connection with RDW SPA 1 and amendments thereto, on November 12, 2016, the Company issued to RDW a convertible note (“RWD Note 1”) due on April 10, 2016 in the principal amount of $157,500 of which the Company received proceeds of $130,000 after payment of a $7,500 original issue discount (“OID”) and legal and due diligence fees totaling $20,000.

RDW Note 1 principle was discounted for the value of the OID, due diligence fees and the intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $121,406. As this amount resulted in a total debt discount that was less than RDW Note 1 principal, the full $121,406 discount was recognized. The resulting $148,906 discount was accreted over the 5 month term of RDW Note 1 through April 10, 2016.

RDW Note 2 - In connection with RDW SPA 1 and amendments thereto, on December 31, 2015, the Company issued to RDW a convertible note (“RDW Note 2”) due on June 30, 2016 in the principal amount of $105,000 of which the Company received proceeds of $90,000 after payment of a $5,000 OID and due diligence fees totaling $10,000.

RDW Note 2 principle was discounted for the value of the OID, due diligence fees and the intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $98,086. As this amount resulted in a total debt discount that exceeds RDW Note 2 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 2. The resulting $105,000 discount was accreted over the 5 month term of RDW Note 2 through June 30, 2016.

RDW Note 3 - In connection with RDW SPA 1 and amendments thereto, on March 10, 2016, the Company issued to RDW a convertible note (“RDW Note 3”) due on September 10, 2016 in the principal amount of $210,000 of which the Company received proceeds of $180,000 after payment of a $10,000 OID and due diligence fees totaling $20,000.

RDW Note 3 principal was discounted for the OID, due diligence fees, stock issued to an advisor in connection with RDW Note 3 totaling $18,000, and the intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $227,391. As this amount resulted in a total debt discount that exceeded RDW Note 3 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 3. The resulting $210,000 discount was accreted through April 30, 2016, the date RDW Note 3 was paid down to a principal and interest balance of $1,405.

RDW Note 4 - In connection with RDW SPA 2, on May 13, 2016, the Company issued to RDW a convertible note (“RDW Note 4”) due on November 13, 2016 in the principal amount of $105,000 of which the Company received proceeds of $82,500 after payment of a $5,000 OID, $7,500 of legal fees and $10,000 of due diligence fees.

RDW Note 4 principle was discounted for the value of the OID, legal fees due diligence fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $70,000. As this amount resulted in a total debt discount that was less than RDW Note 4 principal, the full $70,000 discount was recognized. The resulting $92,500 discount is being accreted over the 6 month term of RDW Note 4 through November 13, 2016.

RDW Note 5 - In connection with RDW SPA 2, on May 20, 2016, the Company issued to RDW a convertible note (“RDW Note 5”) due on November 20, 2016 in the principal amount of $52,500 of which the Company received proceeds of $45,000 after payment of a $2,500 OID and $5,000 of due diligence fees.

RDW Note 5 principle was discounted for the value of the OID, due diligence fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $35,000. As this amount resulted in a total debt discount that was less than RDW Note 5 principal, the full $35,000 discount was recognized. The resulting $42,500 discount is being accreted over the 6 month term of RDW Note 5 through November 20, 2016.

RDW Note 1, RDW Note 2, RDW Note 3, RDW Note 4 and RDW Note 5 may hereinafter be referred to collectively as, the “RDW Notes”.

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

During the three months ended July 31, 2016, the Company recognized $6,483 of interest expense and $243,330 of debt discount accretion related to the RDW Notes.

During the three months ended July 31, 2016, RDW converted $147,207 of RDW Note 1 principal into 35,657,285 shares of common stock.

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

Operating Lease

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. The lease expires on March 31, 2018. The Company has no other noncancelable operating leases. Future minimum lease payments under this operating lease with an initial term in excess of one year as of July 31, 2016 are as follows:

Fiscal Year

2017

$10,899

2018

$14,920

2019

$10,144

Thereafter

$0

During the three months ended July 31, 2016 and 2015, rent expense for office space totaled $3,694 and $2,250, respectively.

Supplier Purchase Commitments

The Company periodically makes contractual, advance inventory purchases in the ordinary course of business. As of July 31, 2016, the Company was obligated to purchase $11,000 of inventory under a non-exclusive distribution agreement.

NOTE 6 – STOCKHOLDER'S EQUITY

As of July 31, 2016 and April 30, 2015, there were 88,035,499 and 40,525,595 shares of common stock outstanding, respectively. As of July 31, 2016 and 2015 there were 1,000,000 and 0 shares of Series A Preferred Stock outstanding, respectively.

On January 19, 2016, we amended our Articles of Incorporation to increase our authorized common stock from 50,000,000 shares to 250,000,000 shares and authorized the creation of 1,000,000 shares of Series A preferred stock with each share being entitled to 200,000 (i.e., 200:1) votes per share and with no right of conversion into shares of common stock.

On August 4, 2016, we approved an amendment to our Articles of Incorporation to increase our authorized common stock from 250,000,000 shares to 750,000,000 shares and authorized Series A preferred stock from 1,000,000 shares to 5,000,000 shares. The amendment became effective September 8, 2016.

During the three months ended July 31, 2016, the company issued 47,509,904 shares of common stock upon the conversion of convertible promissory note principal and interest totaling $182,740.

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

NOTE 7 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the quarterly period ended July 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On August 4, 2016, we approved an amendment to our Articles of Incorporation to increase our authorized common stock from 250,000,000 shares to 750,000,000 shares and authorized Series A preferred stock from 1,000,000 shares to 5,000,000 shares. The amendment became effective September 8, 2016.

RDW converted $115,293 of convertible note principal into 80,281,822 shares of common stock.

On August 22, 2016, the Company entered into a Securities Purchase Agreement (“RDW SPA 3”) with RDW. In connection with RDW SPA 3, on August 22, 2016, the Company issued to RDW a convertible note (“RWD Note 6”) due on February 22, 2017 in the principal amount of $157,500 of which the Company received proceeds of $130,000 after payment of a $7,500 OID, $5,000 of legal fees and 15,000 of due diligence fees.

On September 6, 2016, we entered into a Registration Rights Agreement and a Securities Purchase Agreement (“RDW SPA 4”) with RDW. Pursuant to their terms, RDW agreed to purchase an aggregate of up to $350,000 in Subscription Amount of Notes, corresponding to an aggregate of $367,500 in Principal Amount of Notes. The purchase will occur in two (2) tranches (each a “Tranche”), with the first Tranche of $150,000 being closed upon execution of this Agreement (the “First Closing”). The second Tranche will be for $200,000 and will occur on the date that is two (2) Trading Days from the date the Registration Statement is declared effective by the Commission. In connection with the RDW SPA 4, on September 6, 2016, we issued to RDW a convertible note (“RDW Note 7”) due March 5, 2016, in the principal amount of $157,500, of which the Company received proceeds of $130,000 after payment of a $7,500 OID, $5,000 of legal fees and 15,000 of due diligence fees which constituted the First Closing.

ITEM 2.    MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed  financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our April 30, 2016 Annual Report on Form 10-K.

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

Our primary hardware products consist of the LE10 Law Enforcement Video Recorder, LE50 HD Body Cam, SC1 Sunglass Camera and Citadel 3G Solar Security Camera

Distribution

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

Results of Operations

We are a start-up company. We did not begin meaningful operations until our first quarter of 2016. As of July 31, 2016, we had total assets of $305,645 and total liabilities of $259,876.  Since our inception to July 31, 2016, we have accumulated a deficit of $1,964,337. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three Months Ended July 31, 2016 Compared with the three months ended July 31, 2015

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the three months ended July 31, 2016, the Company recognized $15,712 of revenue compared to $15,935 during the three ended July 31, 2015. Sales were flat compared to the prior year due to the new sales team not being fully operational.

Gross profit

Gross profit was $4,308 and $6,246 during the three months ended July 31, 2016 and 2015, respectively. Our Gross margin for the three months ended July 31, 2016 and 2015 was 27.4% and 39.2%, respectively. The year-over-year decrease in gross margin was due to increased volumes of lower margin product. The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. General and administrative costs increased during the three months ended July 31, 2016 compared to the three months ended July 31, 2015 due to the Company beginning meaningful operations to promote and sell our products and administer the Company.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs increased during the three months ended July 31, 2016 compared to the three months ended July 31, 2015 due to increased marketing activities to brand and promote our products.

Other Income (Expense)

All the elements of other income (expense) relate to our convertible promissory notes. During the three months ended July 31, 2016, the Company incurred $6,481, of interest expense and $261,063 of debt discount accretion.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of July 31, 2016, our current assets totaled $305,645 and were comprised primarily of $110,051 in cash and $166,457 of inventory and prepaid inventory. Due to the “start-up” nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended July 31, 2016, net cash flows used in operating activities was $228,242, compared to $76,390 for the three months ended July 31, 2015.

For the three months ended July 31, 2016, net cash flows used in investing activities was $16,480, compared to $671 for the three months ended July 31, 2015.

For the three months ended July 31, 2016, we generated cash flows from financing activities of $127,500 from the issuance of convertible promissory notes compared to $45,000 from the sale of common stock for the three months ended July 31, 2015. To date, we have financed our operations primarily through the issuance of debt and equity.

OffBalance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 31, 2016, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Management’s assessment of ineffectiveness is due to the following:

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

Changes in internal controls

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

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2016, the Company issued 35,657,285 shares of common stock to RDW Capital, LLC upon the conversion of debt totaling $147,207.

During the three months ended July 31, 2016, the Company issued 11,076,775 shares of common stock to Black Forrest Capital, LLC upon the conversion of debt totaling $22,499.

During the three months ended July 31, 2016, the Company issued 775,844 shares of common stock to LG Capital Funding, LLC upon the conversion of debt totaling $13,034.

ITEM 5.           OTHER INFORMATION

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
3.6

Amendment to Articles filed on January 19, 2016 to increase the authorized common stock outstanding from 50,000,000 to 250,000,000; par value $0.0001 and to create a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred stock;  par value $0.0001 (1)

3.7	Bylaws (1)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Convertible Promissory Note dated October 8, 2015 with Black Forest Capital, LLC (1)
10.15	Convertible Promissory Note dated September 11, 2015 LG Capital Funding, LLC (1)
10.16	Employment Agreement Paul Feldman (1)
10.17	Shenzen AE Technology Purchase Order (1)
10.18	Agreement with Carter, Terry & Company (1)

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

* Filed herewith

(1) Incorporated by reference to Form S-1 filed on February 22, 2016.

(2) Incorporated by reference to Form 8-K filed on January 4, 2016.

(3) Incorporated by reference to Form S-1/A filed on March 11, 2016

(4) Incorporated by reference to Form 8-K filed on May 18, 2016.

(5) Incorporated by reference to Form 10-K filed on June 27, 2016.

Signatures

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Force Protection Video Equipment Corp.
(Registrant)

By: /s/ Paul Feldman
September 9, 2016	Paul Feldman, President, CEO, CFO