Form 10-Q
period 2016-10-31
Force Protection Video Equipment Corp.
filed 2016-12-13
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2016 Commission file no.: 000-55519

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

As of December 6, 2016, there were 195,147,321 shares of voting stock of the registrant issued and outstanding.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of October 31, 2016 (Unaudited) and April 30, 2016 (audited)

3

Statements of Operations for the Three and Six Months Ended

October 31, 2016 and 2015 (Unaudited)

4

Statement of Stockholders' Equity for the Six

Months Ended October 31, 2016 (Unaudited) and year ended April 30, 2016

5

Statements of Cash Flows for the Six Months Ended October 31, 2016 and 2015 (Unaudited)

6

Notes to Condensed Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

20

Item 4.

Controls and Procedures

23

PART II - OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

Signatures

26

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Force Protection Video Equipment Corp
Balance Sheets

	October 31,	April 30,
	2016	2016
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 158,603	$ 227,273
Accounts receivable	6,721	3,157
Inventory	147,930	70,361
Prepaid inventory	24,000	59,509
Total current assets	337,254	360,300

Property and equipment, net of accumulated depreciation of $2,700 and $476, respectively	21,367	7,112
Deposits	1,945	1,945
Total assets	$ 360,566	$ 369,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 47,092	$ 30,059
Convertible promissory notes net of discount of $181,824 and $204,718, respectively	279,148	91,074
Total current liabilities	326,240	121,133

Long-term liabilities	871	983
Total liabilities	327,111	122,116

Commitments and contingencies (Note 5)

Stockholders' equity
Series A Preferred stock, $0.0001 par value 5,000,000 shares authorized; issued and outstanding 1,000,000 at October 31, 2016 and April 30, 2016.	100	100
Common stock, $0.0001 par value 750,000,000 shares authorized; issued and outstanding 177,117,321 and 40,525,595 at October 31, 2016 and April 30, 2016, respectively.	17,711	4,052
Additional paid-in capital	2,329,907	1,718,214
Accumulated deficit	(2,314,263)	(1,475,125)
Total stockholders' equity	33,455	247,241
Total liabilities and stockholders' equity	$ 360,566	$ 369,357

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corp
Statements of Operations (Unaudited)
For the Three and Six Months Ended October 31, 2016 and 2015

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Income
Net revenue	$ 17,464	$ 19,614	$ 33,176	$ 35,548
Cost of goods sold	12,373	12,416	23,777	22,117
Gross profit	5,091	7,198	9,400	13,431

Operating expenses
General and administrative	154,957	102,925	322,306	147,640
Sales and marketing	30,579	6,345	89,205	20,905
Total operating expenses	185,536	109,270	411,511	168,545
Loss from operations	(180,445)	(102,072)	(402,112)	(155,114)

Other income (expense)
Interest income	-	1,184	-	1,184
Interest expense	(7,651)	(3,392)	(14,132)	(3,392)
Accretion of debt discount	(161,831)	(43,328)	(422,894)	(43,328)
Amortization of deferred finance charges	-	(1,739)	-	(1,739)
Total other income (expense)	(169,482)	(47,275)	(437,026)	(47,275)
Loss before taxes	(349,926)	(149,347)	(839,138)	(202,389)
Provision for income taxes	-	-	-	-
Net loss	$ (349,926)	$ (149,347)	$ (839,138)	$ (202,389)

Net (loss) per common share basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding basic and diluted	160,873,532	18,746,707	110,129,348	18,633,109

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corp
Statement of Stockholders' Equity
For the Six Months Ended October 31, 2016 and Year Ended April 30, 2016

					Additional		Total
	Series A Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2015	-	$ -	18,295,000	$ 1,829	$ 254,854	$ (213,124)	$ 43,559
Preferred stock issued for cash	1,000,000	100	-	-	900	-	1,000
Common stock issued for cash	-	-	450,000	45	44,955	-	45,000
Common stock issued in exchange for services	-	-	10,095	1	14,499	-	14,500
Discount on convertible promissory note due to common stock issued	-	-	31,912	3	17,997	-	18,000
Common stock issued upon conversion of convertible promissory notes	-	-	21,738,588	2,174	630,599	-	632,773
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	754,410	-	754,410
Net loss	-	-	-	-	-	(1,262,001)	(1,262,001)
Balance, April 30, 2016	1,000,000	100	40,525,595	4,052	1,718,214	(1,475,125)	247,241
Common stock issued upon conversion of convertible promissory notes	-	-	136,591,726	13,659	296,693	-	310,352
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	315,000	-	315,000
Net loss	-	-	-	-	-	(839,138)	(839,138)
Balance, July 31, 2016 (Unaudited)	1,000,000	$ 100	177,117,321	$ 17,711	$ 2,329,907	$ (2,314,263)	$ 33,455

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corporation
Statements of Cash Flows (Unaudited)
For the Six Months Ended October 31, 2016 and 2015

	Six Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net (Loss)	$ (839,138)	$ (202,389)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	2,224	1,739
Accretion of debt discount	422,894	43,328
Share based compensation expense	-	14,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,564)	(7,163)
(Increase) decrease in deferred financing costs	-	(7,761)
(Increase) decrease in inventory	(77,569)	(26,347)
(Increase) decrease in other assets	35,509	(12,739)
Increase (decrease) in accounts payable and accrued expenses	20,066	(1,049)
Increase (decrease) in other liabilities	(112)	-
Net cash (used) by operating activities	(439,690)	(197,881)
Cash flows from investing activities:
Purchase of equipment and vehicles	(16,480)	(671)
Net cash (used) by investing activities	(16,480)	(671)
Cash flows from financing activities:
Proceeds from sale of common stock	-	45,000
Proceeds from convertible promissory notes	387,500	288,004
Net cash provided by financing activities	387,500	333,004
Increase (decrease) in cash	(68,670)	134,452
Cash and cash equivalents at beginning of period	227,273	35,226
Cash and cash equivalents at end of period	$ 158,603	$ 169,678
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash operating activities:
Common stock issued for conversion of notes payable	$ 310,352	$ -

(The accompanying notes are an integral part of these financial statements)

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2016 AND 2015

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

During the six months ended October 31, 2016, the Company recognized revenue of $33,176 and a net operating loss of $402,112. As of October 31, 2016, the Company had net working capital of $11,014 and an accumulated deficit of $2,314,263.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Force Protection Video Equipment Corp. (the “Company”) as of October 31, 2016, and for the three and six months ended October 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2016, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Marketing and Advertising Costs

Marketing and advertising costs are anticipated to be expensed as incurred. The Company recognized $22,513 and $68,874 in marketing and advertising costs during the three and six months ended October 31, 2016, respectively. The Company recognized $3,929 and $18,226 in marketing and advertising costs during the three and six months ended October 31, 2015, respectively.

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

As of October 31, 2016 and April 30, 2016, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

Following is the computation of basic and diluted net loss per share for the three and six months ended October 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ (349,926)	$ (149,347)	$ (839,138)	$ (202,389)
Denominator:
Weighted average number of common shares outstanding	160,873,532	18,746,707	110,129,348	18,633,109
Basic and diluted EPS	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	50,491,376	497,772	50,491,376	497,772

Concentrations of risk

During the three months ended October 31, 2016, three customers accounted for 50.2% (19.8%, 17.2% and 13.2%) of sales. During the three months ended October 31, 2015, two customers accounted for 26.1% (16.0% and 10.1%) of sales.

During the six months ended October 31, 2016, one customer accounted for 10.4% of sales. During the six months ended October 31, 2015, no customer accounted for more than 10% of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers.  The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations.  In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.  During the three months ended October 31, 2016, one supplier accounted for 62.5% of our inventory purchases. During the six months ended October 31, 2016, two suppliers accounted for 88.0% (76.2% and 11.8%) of our inventory purchases. During the three months ended October 31, 2015, one supplier accounted for 96.4% of our inventory purchases. During the six months ended October 31, 2015, one supplier accounted for 95.0% of our inventory purchases.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our balance sheets. Presentation of leases within the statements of operations and statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect this accounting update to have a material effect on its financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This ASU eliminates the requirement for retrospective application of measurement period adjustments relating to provisional amounts recorded in a business combination as of the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments will be effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this accounting update to have a material effect on its financial statements in future periods, although that could change.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect this accounting update to have a material effect on its financial statements.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	October 31,	April 30,
	2016	2016
Vehicles	$ 15,376	$ -
Furniture and fixtures	6,212	6,212
Computers and office equipment	2,480	1,376
Total fixed assets	24,068	7,588
Accumulated depreciation	(2,701)	(476)
Total fixed assets	$ 21,367	$ 7,112

During the three months ended October 31, 2016 and 2015, the Company recognized $1,288 and $0, respectively, in depreciation expense. During the six months ended October 31, 2016 and 2015, the Company recognized $2,224 and $0, respectively, in depreciation expense.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of our outstanding convertible promissory notes as of October 31, 2016:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 2	12/31/2015	6/30/16	$ -	$ 13,405	$ 13,405
RDW Capital, LLC Note 3	3/10/2016	9/10/16	792	-	792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	92,680	3,790	96,470
RDW Capital, LLC Note 5	5/20/2016	11/20/16	52,500	1,968	54,468
RDW Capital, LLC Note 6	8/22/2016	2/22/17	157,500	2,469	159,969
RDW Capital, LLC Note 7	9/1/2016	3/1/17	157,500	2,113	159,613
Totals			$ 460,972	$ 23,745	$ 484,717
Debt discount balance			(181,824)
Balance sheet balances			$ 279,148

Following is a summary of our outstanding convertible promissory notes as of April 30, 2016:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
LG Capital Funding, LLC	4/20/2016	9/11/2016	$ 13,000	$ 34	$ 13,034
Black Forest Capital, LLC	10/8/2015	10/8/2016	19,500	3,001	22,501
RDW Capital, LLC Note 1	11/10/2015	5/10/16	157,500	6,136	163,636
RDW Capital, LLC Note 2	1/0/1900	6/30/16	105,000	2,861	107,861
RDW Capital, LLC Note 3	3/10/2016	9/10/16	792	614	1,406
Totals			$ 295,792	$ 12,646	$ 308,438
Debt discount balance			(204,718)
Balance sheet balances			$ 91,074

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

During the six months ended October 31, 2016, the Company recognized no interest expense and debt discount accretion of $7,741. On May 2, 2016, LG converted the remaining $13,034 of principal and interest into 775,844 shares of common stock.

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

During the six months ended October 31, 2016, the Company recognized no interest expense and debt discount accretion of $9,992. During the six months ended October 31, 2016, Black Forrest converted the remaining $22,499 of principal and interest into 11,076,775 shares of common stock.

RDW Capital, LLC

On November 12, 2015, the Company entered into a Securities Purchase Agreement (“RDW SPA 1”) with RDW Capital, LLC (“RDW”), a Florida limited liability company. On November 12, 2015, the Company and RDW entered into the First Amended Securities Purchase Agreement. On November 12, 2015, the Company and RDW entered into the Second Amended Securities Purchase Agreement. On February 17, 2016, the Company and RDW entered into the Third Amended Securities Purchase Agreement. On February 17, 2016, the Company and RDW entered into the Fourth Amended Securities Purchase Agreement. On May 9, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 2”). On August 22, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 3”). On September 1, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 4”). RDW SPA 1, amendments thereto, RDW SPA 2, RDW SPA 3 and RDW SPA 4 may hereinafter be referred to collectively as, the “RDW SPAs”.

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

RDW Note1 and RDW Note 2 - During the three and six months ended October 31, 2016, the Company recognized the following transactions related to RDW Note 1 and RDW Note 2:

•

Recorded $651 and $4,407 of interest expense, respectively,

•

Recorded $35,192 and $35,192 of debt discount accretion, respectively,

•

Issued 80,281,822 shares of common stock upon the conversion of $115,293 of note principle during the three months ended October 31, 2016 and issued 115,939,107 shares of common stock upon the conversion of $262,500 of note principle during the six months ended October 31, 2016.

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

During the three and six months ended October 31, 2016, the Company recognized -$613 of interest expense and $151,793 of debt discount accretion related to RDW Note 3.

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

During the three and six months ended October 31, 2016, the Company recognized the following transactions related to RDW Note 4:

•

Recorded $1,971 and $3,789 of interest expense, respectively,

•

Recorded $46,250 and $85,965 of debt discount accretion, respectively,

•

Issued 8,800,000 shares of common stock upon the conversion of $12,320 of note principle during the three and six months ended October 31, 2016.

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

During the three and six months ended October 31, 2016, the Company recognized the following transactions related to RDW Note 5:

•

Recorded $1,059 and $1,968 of interest expense, respectively,

•

Recorded $21,250 and $37,880 of debt discount accretion, respectively,

RDW Note 6 - In connection with RDW SPA 3, on August 22, 2016, the Company issued to RDW a convertible note (“RDW Note 6”) due on February 22, 2017 in the principal amount of $157,500 of which the Company received proceeds of $130,000 after payment of a $7,500 OID and legal and due diligence fees totaling $20,000.

RDW Note 6 principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $105,000. As this amount resulted in a total debt discount that was less than RDW Note 6 principal, the full $105,000 discount was recognized. The resulting $132,500 discount is being accreted over the 6 month term of RDW Note 6 through February 22, 2017.

During the three months ended October 31, 2016, the Company recognized $2,469 of interest expense and $50,408 of debt discount accretion related to RDW Note 6.

RDW Note 7 – In connection with RDW SPA 4 under which RDW agreed to purchase an aggregate of up to $367,500 in principal amount of notes, on September 1, 2016, the Company issued to RDW a convertible note (“RDW Note 7”) due on March 1, 2017 in the principal amount of $157,500 of which the Company received proceeds of $130,000 after payment of a $7,500 OID and legal and due diligence fees totaling $20,000. The second tranche for $210,000 will occur on the date that is two trading days from the date a registration statement is declared effective by the SEC.

RDW Note 7 principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $105,000. As this amount resulted in a total debt discount that was less than RDW Note 7 principal, the full $105,000 discount was recognized. The resulting $132,500 discount is being accreted over the 6 month term of RDW Note 7 through March 1, 2017.

During the three months ended October 31, 2016, the Company recognized $2,114 of interest expense and $43,923 of debt discount accretion related to RDW Note 7.

RDW Note 1, RDW Note 2, RDW Note 3, RDW Note 4, RDW Note 5, RDW Note 6 and RDW Note 7 may hereinafter be referred to collectively as, the “RDW Notes”.

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

In total, during the three and six months ended October 31, 2016, the Company recognized $7,651 and $14,134, respectively, of interest expense and $161,831 and $405,161, respectively, of debt discount accretion related to the RDW Notes.

In total, during the three months ended October 31, 2016, RDW converted $127,613 of RDW Note principal into 89,081,822 shares of common stock. In total, during the six months ended October 31, 2016, RDW converted $274,820 of RDW Note principal into 124,739,107 shares of common stock.

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

Operating Lease

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. The lease expires on March 31, 2018. The Company has no other noncancelable operating leases. Future minimum lease payments under this operating lease with an initial term in excess of one year as of October 31, 2016 are as follows:

Fiscal Year

2017

$7,314

2018

$14,920

2019

$10,144

Thereafter

$0

During the three months ended October 31, 2016 and 2015, rent expense for office space totaled $3,882 and $3,000, respectively. During the six months ended October 31, 2016 and 2015, rent expense for office space totaled $7,576 and $5,250, respectively.

Supplier Purchase Commitments

The Company periodically makes contractual, advance inventory purchases in the ordinary course of business. As of October 31, 2016, the Company was obligated to purchase $11,000 of inventory under a non-exclusive distribution agreement.

NOTE 6 – STOCKHOLDER'S EQUITY

As of October 31, 2016 and April 30, 2016, there were 177,117,321 and 40,525,595 shares of common stock outstanding, respectively and there were 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding, respectively.

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

During the six months ended October 31, 2016, the company issued 136,591,726 shares of common stock upon the conversion of convertible promissory note principal and interest totaling $310,352.

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

NOTE 7 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the quarterly period ended October 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

RDW converted $54,090 of convertible note principal into 18,030,000 shares of common stock.

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

Results of Operations

As of October 31, 2016, we had total assets of $360,566 and total liabilities of $327,111.  Since our inception to October 31, 2016, we have accumulated a deficit of $2,314,263. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three and six months ended October 31, 2016 compared with the three and six months ended October 31, 2015

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the three months ended October 31, 2016, the Company recognized $17,464 of revenue compared to $19,614 during the three ended October 31, 2015. For the six months ended October 31, 2016, the Company recognized $33,176 of revenue compared to $35,548 during the six ended October 31, 2015. Sales were down $2,150 and $2,372 for the three and six months, respectively compared to the prior year. The decrease in sales is due to a slight decrease in product demand. To increase future sales volume, the Company has begun to actively seek out and submit competitive product quotes in response to police department requests for quotes (“RFQ”) domestically and internationally. The Company expects sales subject to RFQ to close between 3 to 12 months from submission.

Gross profit

Gross profit was $5,091 and $7,198 during the three months ended October 31, 2016 and 2015, respectively. Gross profit was $9,400 and $13,431 during the six months ended October 31, 2016 and 2015, respectively. Our Gross margin for the three months ended October 31, 2016 and 2015 was 29.2% and 36.7%, respectively. Our Gross margin for the six months ended October 31, 2016 and 2015 was 28.3% and 37.8%, respectively. The year-over-year decrease in gross margin was due to increased volumes of lower margin product. The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. General and administrative costs increased to $154,957 during the three months ended October 31, 2016 compared to $102,925 during the three months ended October 31, 2015. General and administrative costs increased to $322,306 during the six months ended October 31, 2016 compared to $147,640 during the six months ended October 31, 2015. General and administrative costs increased due to the Company beginning meaningful operations to promote and sell our products and administer the Company.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs increased to $30,579 during the three months ended October 31, 2016 compared to $6,345 the three months ended October 31, 2015. Sales and marketing costs increased to $89,205 during the six months ended October 31, 2016 compared to $20,905 the six months ended October 31, 2015. Sales and marketing costs increased due to increased marketing activities to brand and promote our products.

Other Income (Expense)

All the elements of other expense relate to our convertible promissory notes. During the three months ended October 31, 2016 and 2015, other expense totaled $169,482 and $47,275, respectively. During the six months ended October 31, 2016 and 2015, other expense totaled $437,026 and $47,275, respectively.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of October 31, 2016, our current assets totaled $337,254 and were comprised primarily of $158,603 in cash and $147,930 of inventory. We expect to incur losses as we introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended October 31, 2016, net cash flows used in operating activities was $439,690, compared to $197,881 for the six months ended October 31, 2015.

For the six months ended October 31, 2016, net cash flows used in investing activities was $16,480, compared to $671 for the six months ended October 31, 2015.

For the six months ended October 31, 2016, we generated cash flows from financing activities of $387,500 from the issuance of convertible promissory notes compared to $45,000 from the sale of common stock and $288,004 of convertible promissory notes for the six months ended October 31, 2015. To date, we have financed our operations primarily through the issuance of debt and equity.

OffBalance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Financial Statements for more information regarding recent accounting pronouncements and their impact to our results of operations and financial position.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of October 31, 2016, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2016, the Company issued 89,081,822 shares of common stock to RDW Capital, LLC upon the conversion of debt totaling $127,613.

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

Amendment to Articles of Incorporation effective September 8, 2016 to increase the authorized common stock outstanding to 750,000,000; par value $0.0001 and increase Series A Preferred stock to 5,000,000;  par value $0.0001 (7)

3.7	Bylaws (1)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC (6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC (6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC (7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.19	Convertible Promissory Note dated October 8, 2015 with Black Forest Capital, LLC (1)

10.20	Convertible Promissory Note dated September 11, 2015 LG Capital Funding, LLC (1)
10.21	Employment Agreement Paul Feldman (1)
10.22	Shenzen AE Technology Purchase Order (1)
10.23	Agreement with Carter, Terry & Company (1)

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

(2) Incorporated by reference to Form 8-K filed on January 4, 2016.

(3) Incorporated by reference to Form S-1/A filed on March 11, 2016

(4) Incorporated by reference to Form 8-K filed on May 18, 2016.

(5) Incorporated by reference to Form 10-K filed on June 27, 2016.

(6) Incorporated by reference to Form 8-K filed on August 24, 2016.

(7) Incorporated by reference to Form S-1 filed on October 11, 2016.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Force Protection Video Equipment Corp.
(Registrant)

By: /s/ Paul Feldman
December 13, 2016	Paul Feldman, President, CEO, CFO