Form 10-K/A
period 2016-04-30
Force Protection Video Equipment Corp.
filed 2016-12-15
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10K/A to our annual report on Form 10-K for the fiscal year ended April 30, 2016, filed with the Securities and Exchange Commission on June 27, 2106 to include an additional signatory paragraph as required by General Instruction D to Form 10.

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

Force Protection Video Equipment Corp.
(Registrant)

December 15, 2016	By: /s/ Paul Feldman
Paul Feldman
Chief Executive Officer, Chief Financial Officer and Director, (Principal Executive Officer and Principal Financial Officer)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Force Protection Video Equipment Corp.

December 15, 2016	By: /s/ Paul Feldman
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