Form 10-Q
period 2017-01-31
Force Protection Video Equipment Corp.
filed 2017-03-17
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2017 Commission file no.: 000-55519

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

As of March 13, 2017, there were 295,513,203 shares of voting stock of the registrant issued and outstanding.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of January 31, 2017 (Unaudited) and April 30, 2016 (audited)

3

Statements of Operations for the Three and Nine Months Ended

January 31, 2017 and 2016 (Unaudited)

4

Statements of Cash Flows for the Nine Months Ended January 31, 2017 and 2016 (Unaudited)

5

Notes to Condensed Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

19

Item 4.

Controls and Procedures

22

PART II - OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

Signatures

26

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Force Protection Video Equipment Corp
Balance Sheets
	January 31,	April 30,
	2017	2016
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 24,933	$ 227,273
Accounts receivable	23,300	3,157
Inventory	132,138	70,361
Prepaid inventory	42,500	59,509
Total current assets	222,871	360,300

Property and equipment, net of accumulated depreciation of $3,987 and $476, respectively	20,081	7,112
Deposits	1,945	1,945
Total assets	$ 244,897	$ 369,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 62,253	$ 30,059
Convertible promissory notes net of discount of $37,071 and $204,718, respectively	278,721	91,074
Total current liabilities	340,974	121,133

Long-term liabilities	678	983
Total liabilities	341,652	122,116

Commitments and contingencies (Note 5)

Stockholders' equity
Preferred stock, $0.0001 par value 5,000,000 shares authorized; issued and outstanding 1,000,000 at January 31, 2017 and April 30, 2016.	100	100
Common stock, $0.0001 par value 750,000,000 shares authorized; issued and outstanding 234,728,770 and 40,525,595 at January 31, 2017 and April 30, 2016, respectively.	23,472	4,052
Additional paid-in capital	2,481,781	1,718,214
Accumulated deficit	(2,602,108)	(1,475,125)
Total stockholders' equity (deficit)	(96,755)	247,241
Total liabilities and stockholders' equity (deficit)	$ 244,897	$ 369,357

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corp
Statements of Operations (Unaudited)
For the Three and Nine Months Ended January 31, 2017 and 2016
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Income
Net revenue	$ 44,489	$ 14,044	$ 77,666	$ 49,366
Cost of goods sold	29,805	7,996	53,582	30,031
Gross profit	14,684	6,048	24,084	19,335
Operating expenses
General and administrative	122,512	186,128	444,819	334,519
Sales and marketing	28,088	16,376	117,294	37,281
Total operating expenses	150,600	202,504	562,113	371,800
Loss from operations	(135,916)	(196,456)	(538,029)	(352,465)

Other income (expense)
Interest expense	(7,175)	(12,512)	(21,307)	(14,720)
Accretion of debt discount	(144,753)	(201,855)	(567,647)	(246,922)
Total other income (expense)	(151,928)	(214,367)	(588,954)	(261,642)
Loss before taxes	(287,844)	(410,823)	(1,126,983)	(614,107)
Provision for income taxes	-	-	-	-
Net loss	$ (287,844)	$ (410,823)	$ (1,126,983)	$ (614,107)

Net (loss) per common share basic and diluted	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.03)

Weighted average common shares outstanding basic and diluted	203,282,781	18,755,095	141,554,717	18,587,267

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corp
Statements of Cash Flows (Unaudited)
For the Nine Months Ended January 31, 2017 and 2016
	Nine Months Ended
	January 31,
Cash flows from operating activities:	2017	2016
Net (Loss)	$ (1,126,983)	$ (614,107)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	3,510	165
Accretion of debt discount	567,647	246,922
Share based compensation expense	-	14,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(20,143)	(8,425)
(Increase) decrease in inventory	(61,777)	(62,074)
(Increase) decrease in other assets	17,009	20,165
Increase (decrease) in accounts payable and accrued expenses	47,682	14,698
Increase (decrease) in other liabilities	(305)	982
Net cash (used) by operating activities	(573,360)	(387,174)

Cash flows from investing activities:
Purchase of equipment and vehicles	(16,480)	(6,212)
Net cash (used) by investing activities	(16,480)	(6,212)

Cash flows from financing activities:
Proceeds from sale of common stock	-	45,000
Proceeds from sale of preferred stock	-	1,000
Proceeds from convertible promissory notes	387,500	508,004
Net cash provided by financing activities	387,500	554,004

Increase (decrease) in cash	(202,340)	160,618
Cash and cash equivalents at beginning of period	227,273	35,226
Cash and cash equivalents at end of period	$ 24,933	$ 195,844

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash operating activities:
Value of common stock issued in exchange for services	$ -	$ 14,500
Common stock issued for conversion of notes payable	$ 467,987	$ -

(The accompanying notes are an integral part of these financial statements)

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2017 AND 2016

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

During the nine months ended January 31, 2017, the Company recognized revenue of $77,666 and a net operating loss of $538,029. As of January 31, 2017, the Company had negative working capital of $118,103 and an accumulated deficit of $2,602,108.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Force Protection Video Equipment Corp. (the “Company”) as of January 31, 2017, and for the three and nine months ended January 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 2016, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Inventory

Our inventory is comprised of finished goods and primarily includes cameras and recording equipment. The Company’s inventory is stated at the lower of cost or market and expensed to cost of goods sold upon sale using the average-cost method. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. During the Three and nine months ended January 31, 2017, the Company recognized a $10,000 lower of cost or market value adjustment to the value of inventory which was recorded to the cost of goods sold.

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

Marketing and Advertising Costs

Marketing and advertising costs are anticipated to be expensed as incurred. The Company recognized $16,979 and $85,854 in marketing and advertising costs during the three and nine months ended January 31, 2017, respectively. The Company recognized $9,927 and $57,701 in marketing and advertising costs during the three and nine months ended January 31, 2016, respectively.

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

As of January 31, 2017 and April 30, 2016, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended January 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ (287,844)	$ (410,823)	$ (1,126,983)	$ (614,107)

Denominator:
Weighted average number of common shares outstanding	203,282,781	18,755,095	141,554,717	18,587,267

Basic and diluted EPS	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.03)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	101,289,982	1,290,036	101,289,982	1,290,036

Concentrations of risk

During the three months ended January 31, 2017, two customers accounted for 64.0% (50.1% and 13.9%) of sales. During the three months ended January 31, 2016, four customers accounted for 49.5% (14.1%, 14.1%, 11.1% and 10.2%) of sales.

During the nine months ended January 31, 2017, one customer accounted for 28.7% of sales. During the nine months ended January 31, 2016, no customer accounted for more than 10% of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers.  The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations.  In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.  During the three months ended January 31, 2017, three suppliers accounted for 86.3% (60.8%, 15.0% and 10.5%) of our inventory purchases. During the nine months ended January 31, 2017, two suppliers accounted for 82.9% (71.8% and 11.1%) of our inventory purchases. During the three months ended January 31, 2016, one supplier accounted for 98.5% of our inventory purchases. During the nine months ended January 31, 2016, one supplier accounted for 96.7% of our inventory purchases.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation : Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect adoption of ASU 2016-09 to have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 will currently have no impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has determined that the adoption of ASU 2015-17 will currently have no impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330):
Simplifying the Measurement of Inventory". The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards ("IFRS"). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of ASU No. 2015-11 to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect this accounting update to have a material effect on its financial statements.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	January 31,	April 30,
	2017	2016
Vehicles	$ 15,376	$ -
Furniture and fixtures	6,212	6,212
Computers and office equipment	2,480	1,376
Total fixed assets	24,068	7,588
Accumulated depreciation	(3,987)	(476)
Total fixed assets	$ 20,081	$ 7,112

During the three months ended January 31, 2017 and 2016, the Company recognized $1,286 and $165, respectively, in depreciation expense. During the nine months ended January 31, 2017 and 2016, the Company recognized $3,510 and $165, respectively, in depreciation expense.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of our outstanding convertible promissory notes as of January 31, 2017:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	792	-	792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	157,500	5,773	163,273
RDW Capital, LLC Note 7	9/1/2016	3/1/17	157,500	5,410	162,910
Totals			$ 315,792	$ 18,465	$ 334,257
Debt discount balance			(37,071)
Balance sheet balances			$ 278,721

Following is a summary of our outstanding convertible promissory notes as of April 30, 2016:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
LG Capital Funding, LLC	4/20/2016	9/11/2016	$ 13,000	$ 34	$ 13,034
Black Forest Capital, LLC	10/8/2015	10/8/2016	19,500	3,001	22,501
RDW Capital, LLC Note 1	11/10/2015	5/10/16	157,500	6,136	163,636
RDW Capital, LLC Note 2	12/31/2015	6/30/16	105,000	2,861	107,861
RDW Capital, LLC Note 3	3/10/2016	9/10/16	792	614	1,406
Totals			$ 295,792	$ 12,646	$ 308,438
Debt discount balance			(204,718)
Balance sheet balances			$ 91,074

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

During the nine months ended January 31, 2017, the Company recognized no interest expense and debt discount accretion of $7,741. On May 2, 2016, LG converted the remaining $13,034 of principal and interest into 775,844 shares of common stock.

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

During the nine months ended January 31, 2017, the Company recognized no interest expense and debt discount accretion of $9,992. During the nine months ended January 31, 2017, Black Forrest converted the remaining $22,499 of principal and interest, as of April 30, 2016, into 11,076,775 shares of common stock.

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

RDW Note1 and RDW Note 2 - During the three and nine months ended January 31, 2017, the Company recognized the following transactions related to RDW Note 1 and RDW Note 2:

•

Recorded ($950) and $3,458 of interest expense, respectively,

•

Recorded $0 and $35,192 of debt discount accretion, respectively, and

•

Issued 3,774,139 shares of common stock upon the conversion of $12,455 of note interest payable during the three months ended January 31, 2017 and issued 119,713,246 shares of common stock upon the conversion of $274,954 of note principle and interest during the nine months ended January 31, 2017.

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

During the three and nine months ended January 31, 2017, the Company recognized ($613) of interest expense and $151,793 of debt discount accretion related to RDW Note 3.

RDW Note 4 - In connection with RDW SPA 2, on May 13, 2016, the Company issued to RDW a convertible note (“RDW Note 4”) due on November 13, 2016 in the principal amount of $105,000 of which the Company received proceeds of $82,500 after payment of a $5,000 OID, $7,500 of legal fees and $10,000 of due diligence fees.

RDW Note 4 principle was discounted for the value of the OID, legal fees due diligence fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $70,000. As this amount resulted in a total debt discount that was less than RDW Note 4 principal, the full $70,000 discount was recognized. The resulting $92,500 discount was accreted over the 6 month term of RDW Note 4 through November 13, 2016.

During the three and nine months ended January 31, 2017, the Company recognized the following transactions related to RDW Note 4:

•

Recorded $750 and $4,540 of interest expense, respectively,

•

Recorded $6,535 and $92,500 of debt discount accretion, respectively, and

•

Issued 32,872,308 shares of common stock upon the conversion of $92,680 of note principle during the three months ended January 31, 2017 and issued 41,672,308 shares of common stock upon the conversion of $105,000 of note principle during the nine months ended January 31, 2017 leaving a remaining balance of $4,540 of interest payable as of January 31, 2017.

RDW Note 5 - In connection with RDW SPA 2, on May 20, 2016, the Company issued to RDW a convertible note (“RDW Note 5”) due on November 20, 2016 in the principal amount of $52,500 of which the Company received proceeds of $45,000 after payment of a $2,500 OID and $5,000 of due diligence fees.

RDW Note 5 principle was discounted for the value of the OID, due diligence fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $35,000. As this amount resulted in a total debt discount that was less than RDW Note 5 principal, the full $35,000 discount was recognized. The resulting $42,500 discount was accreted over the 6 month term of RDW Note 5 through November 20, 2016.

During the three and nine months ended January 31, 2017, the Company recognized the following transactions related to RDW Note 5:

•

Recorded $775 and $2,743 of interest expense, respectively,

•

Recorded $4,620 and $52,500 of debt discount accretion, respectively, and

•

Issued 20,192,308 shares of common stock upon the conversion of $52,500 of note principle during the three months ended January 31, 2017 leaving a remaining balance of $2,742 of interest payable as of January 31, 2017.

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

During the three and nine months ended January 31, 2017, the Company recognized $3,304 and $5,773, respectively, of interest expense and $66,250 and $116,658, respectively, of debt discount accretion related to RDW Note 6.

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

During the three and nine months ended January 31, 2017, the Company recognized $3,296 and $5,410, respectively, of interest expense and $67,348 and $111,271, respectively, of debt discount accretion related to RDW Note 7.

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

In total, during the three and nine months ended January 31, 2017, the Company recognized $7,175 and $17,553, respectively, of interest expense and $ and $144,753 and $514,722, respectively, of debt discount accretion related to the RDW Notes.

In total, during the three months ended January 31, 2017, RDW converted $157,635 of RDW Note principal and interest payable into 56,838,755 shares of common stock. In total, during the nine months ended January 31, 2017, RDW converted $432,454 of RDW Note principal and interest payable into 181,577,862 shares of common stock.

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

Operating Lease

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. The lease expires on March 31, 2018. The Company has no other noncancelable operating leases. Future minimum lease payments under this operating lease with an initial term in excess of one year as of January 31, 2017 are as follows:

Fiscal Year

2017

$3,693

2018

$14,920

2019

$10,144

Thereafter

$0

During the three months ended January 31, 2017 and 2016, rent expense for office space totaled $3,882 and $1,981, respectively. During the nine months ended January 31, 2017 and 2016, rent expense for office space totaled $11,234 and $7,231, respectively.

 Supplier Purchase Commitments

The Company periodically makes contractual, advance inventory purchases in the ordinary course of business. As of January 31, 2017, the Company was obligated to purchase $11,000 of inventory under a non-exclusive distribution agreement.

NOTE 6 – STOCKHOLDER'S EQUITY

As of January 31, 2017 and April 30, 2016, there were 234,728,770 and 40,525,595 shares of common stock outstanding, respectively and there were 1,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding, respectively.

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

During the nine months ended January 31, 2017, the company issued 193,430,481 shares of common stock upon the conversion of convertible promissory note principal and interest totaling $467,987; and issued 772,694 shares of common stock valued at $12,000 for services rendered in connection with securing convertible debt.

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

RDW converted $145,000 of convertible note principal into 60,784,433 shares of common stock.

In connection with RDW SPA 4, on February 6, 2017, the Company issued to RDW a convertible note (“RDW Note 8”) due on August 5, 2017 in the principal amount of $210,000 of which the Company received proceeds of $180,000 after recognizing a $10,000 OID and legal and due diligence fees totaling $20,000.

RDW Note 8 principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $217,000. As this amount resulted in a total debt discount that exceeded RDW Note 8 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 8. The resulting $210,000 discount is being accreted over the 6 month term of RDW Note 8 through August 5, 2017.

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

Results of Operations

As of January 31, 2017, we had total assets of $244,897 and total liabilities of $341,652.  Since our inception to January 31, 2017, we have accumulated a deficit of $2,602,108. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three and nine months ended January 31, 2017 compared with the three and nine months ended January 31, 2016

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the three months ended January 31, 2017, the Company recognized $44,489 of revenue compared to $14,044 during the three ended January 31, 2016. For the nine months ended January 31, 2017, the Company recognized $77,666 of revenue compared to $49,366 during the nine ended January 31, 2016. Sales were up $30,445, or 217% and $28,300, or 57% for the three and nine months, respectively, compared to the prior year. The increase in sales is due to an increase in product demand. To increase future sales volume, the Company has begun to actively seek out and submit competitive product quotes in response to police department requests for quotes (“RFQ”) domestically and internationally. The Company expects sales subject to RFQ to close between 3 to 12 months from submission.

Gross profit

Gross profit was $14,684 and $6,048 during the three months ended January 31, 2017 and 2016, respectively. Gross profit was $24,084 and $19,335 during the nine months ended January 31, 2017 and 2016, respectively. Our Gross margin for the three months ended January 31, 2017 and 2016 was 33.0% and 43.1%, respectively. Our Gross margin for the nine months ended January 31, 2017 and 2016 was 31.0% and 39.2%, respectively. The year-over-year decrease in gross margin was due primarily to the recognition of a $10,000 lower of cost or market value (“LOCMV”) adjustment recorded in the three months ended January 31, 2017. Absent the LOCMV adjustment, our gross margins increased to 55.5% for the three months ended January 31, 2017 compared to 43.1% for the three months ended January 31, 2016; and to 43.9% for the nine months ended January 31, 2017 compared to 39.2% for the nine months ended January 31, 2016.  The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, insurance and other office related costs. General and administrative costs decreased $63,616 to $122,512 during the three months ended January 31, 2017 compared to $186,128 during the three months ended January 31, 2016. General and administrative costs increased $110,300 to $444,819 during the nine months ended January 31, 2017 compared to $334,519 during the nine months ended January 31, 2016. General and administrative costs decreased over the three month period due to lower product development and professional services related costs offset by higher personnel and public relations costs. General and administrative costs increased over the nine month period due to lower product development, technology and professional services related costs offset by higher personnel and travel related costs. Compared to the prior year, costs generally increased due to the Company beginning meaningful operations to promote and sell our products and administer the Company.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs increased $11,712 to $28,088 during the three months ended January 31, 2017 compared to $16,376 the three months ended January 31, 2016. Sales and marketing costs increased $80,013 to $117,294 during the nine months ended January 31, 2017 compared to $37,281 the nine months ended January 31, 2016. Sales and marketing costs increased due to increased marketing activities to brand and promote our products.

Other Income (Expense)

All the elements of other expense relate to our convertible promissory notes. During the three months ended January 31, 2017 and 2016, other expense totaled $151,928 and $214,367, respectively. During the nine months ended January 31, 2017 and 2016, other expense totaled $588,954 and $261,642, respectively.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank, accounts receivable and salable inventory. As of January 31, 2017, our current assets totaled $222,871 and were comprised primarily of $24,933 in cash, $23,300 of accounts receivable and $132,138 of inventory. We expect to incur losses as we introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended January 31, 2017, net cash flows used in operating activities was $573,360, compared to $387,174 for the nine months ended January 31, 2016.

For the nine months ended nine months ended January 31, 2017, net cash flows used in investing activities was $16,480, compared to $6,212 for the nine months ended January 31, 2016. The increase was due to equipment and vehicle purchases.

For the nine months ended January 31, 2017, we generated cash flows from financing activities of $387,500 from the issuance of convertible promissory notes compared to $45,000 from the sale of common stock, $508,004 from convertible promissory notes and $1,000 of proceeds from preferred stock sales for the nine months ended January 31, 2016. To date, we have financed our operations primarily through the issuance of debt and equity.

OffBalance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Financial Statements for more information regarding recent accounting pronouncements and their impact to our results of operations and financial position.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of January 31, 2017, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2017, the Company issued 56,838,755 shares of common stock to RDW Capital, LLC upon the conversion of debt totaling $157,635.

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

(4) Incorporated by reference to Form 8-K filed on May 18, 2016.

(5) Incorporated by reference to Form 10-K filed on June 27, 2016.

(6) Incorporated by reference to Form 8-K filed on August 24, 2016.

(7) Incorporated by reference to Form S-1 filed on October 11, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Force Protection Video Equipment Corp.
(Registrant)

By: /s/ Paul Feldman
March 17, 2017	Paul Feldman, President, CEO, CFO