Form 10-K
period 2017-04-30
Force Protection Video Equipment Corp.
filed 2017-07-27
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes o No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on October 31, 2016, as reported on the Over the Counter Markets Group Inc. QB tier (the “OTCQB”) was $2,867,000.

As of July 14, 2017 there were 4,710,296 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

FORCE PROTECTION VIDEO EQUIPMENT CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2017

PART I

PAGE

Item 1.

Business

1

Item 1A.

Risk Factors

4

Item 2.

Properties

13

Item 3.

Legal Proceedings

13

Item 4.

Mine Safety Disclosure

13

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder

Matters and Issuer Purchases of Equity Securities

14

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

15

Item 8.

Financial Statements

21

Item 9.

Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure

39

Item 9A.

Controls and Procedures

39

Item 9B.

Other Information

40

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

40

Item 11.

Executive Compensation

44

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

45

Item 13.

Certain Relationships and Related Transactions, and Director Independence

46

Item 14.

Principal Accounting Fees and Services

46

PART IV

Item 15.

Exhibits, Financial Statement Schedules

47

SIGNATURES

48

EXHIBIT INDEX

49

CERTIFICATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Report may be “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Report, including the risks described under “Risk Factors,” “Management’s Discussion and Analysis” and “Our Business.”

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

Overview

The Company is in the business of selling video and audio capture devices initially targeted to law enforcement agencies. With over 30 years of marketing to law enforcement, the Company’s CEO, Paul Feldman is able to leverage his extensive knowledge and base of contacts to produce sales. The Company has established a web site at www.forceprovideo.com whereby customers can view the Company’s products and place orders. We believe that given recent current events between law enforcement agencies and the public, which has been widely reported by the media, there is a significant market opportunity for the Company’s products.  In the first quarter of fiscal 2016, the Company received multiple orders for the LE10 camera System. The LE10 is a small bodied, high definition (HD) camera which is half the size and half the price of most law enforcement cameras currently available. The LE10 and more recent addition the LE50 are rich with features that make them ideal for on-demand video and audio capture. The LE10 and LE50 do not require special software or expensive storage contracts. The video files can quickly be downloaded into a standard law enforcement case file and the micro SD cards are sealed in the provided static evidence bags and then securely stored in the department's evidence locker. The Company’s Video LE10 and LE50 cameras are a rugged design which incorporates Ambarella (NASDAQ "AMBA") made chips that allow the cameras to record high definition video.

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

Our primary products consist of video and audio recording devices as follows:

LE10 Law Enforcement Video Recorder. Retail price: $195. The LE10 on-body camera is designed for use by law enforcement and can be mounted on helmets, tactical vest and riot shields. The LE10 provides high quality video and a sensor that allows the device to shoot in full HD at 30 fps, and 8 MP photos with shutter speed of 8fps in burst mode. In photo mode, the user can take pictures with a delayed timer. The device has three (3) resolutions and slow motion capability allowing its user to create highly quality video while engaged in a variety of physical activity. The LE10 has built-in Wi-Fi, providing connectivity with a smartphone or tablet to enable remote control and content viewing functionality. Video taken by the LE10 is stored on a micro HD SD card which can be transferred to a computer for use as evidence. Downloading the video into evidence requires no special software or expensive cloud storage contracts. The LE10 is equipped with a high definition microphone to capture and record audio. The LE10 can also be used only as a standalone audio recorder to record witness statements or conduct interviews.

LE50 HD Body Cam. Retail price: $495. The LE50 includes many of the LE10 features in an on-body camera designed for use by law enforcement which can be mounted on helmets, tactical vest and riot shields. The LE50 provides up to 10 hours of high quality video with a built in audio announcement feature, 50 hours of standby time, sound and vibration operation indication, 2″ TFT-LCD High Resolution Color Display, 32 GB of internal tamper proof storage, supports up to 128GB of memory, 140 degree field of view, white led illumination, waterproof level of IP65, metal clip with 360 degrees rotation, one button tag of important file feature and GPS recording.

SC1 Sunglass Camera. Retail price: $199.95. The SC1 Sunglass Camera is made from TR90 high impact resistant and flexible material and features a 150° wide-angle full HD 1080p video camera, with one hour record time, built between the eyes with the controls and battery built into the glasses’ ultra slim frame. A full range of polarized and clear lenses are available and easily interchangeable.

Citadel 3G Solar Security Camera. Retail price: $5,995. The Citadel 3G/4G Solar Security Camera is the latest advance in remote wireless surveillance technology. The Citadel Solar Security Camera is a solar powered CCTV security solution which can be mounted anywhere with a 3G/4G cell network or where WiFi is available. The Citadel Solar Security Camera  uses no cables or exterior power sources, internet connectivity is not required and it can be set up in minutes with Motion Detection and/or Time Lapse recording. Remote LIVE viewing and access to recordings is possible through our secure portal. The camera also supports USB flash drive recordings that are motion activated at a rate of up to 10 images per second with remote viewing access of the USB stored recordings. The Citadel Solar Security Camera is ideal for any surveillance application, including construction sites, farms and properties, college campuses, shopping centers, boating marinas, building sites, Councils, National Parks & Wildlife, hospitals, Government Agencies, Power Grids and Water authorities, industrial Sites, wildlife monitoring, Graffiti, Bush dumping and unattended machinery to name a few applications.

Surveillance Cameras. Retail price: $100-$600. The Surveillance cameras now offered are state of the art, disguised cameras sold exclusively to law enforcement. Due to the sensitive nature of these products no further information may be disclosed.

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

Manufacturing

We purchase our finished products on an as needed basis from several manufacturers in Shenzhen China. Our manufacturers provide production, labeling and packaging of our finished product according to our specifications which is confirmed with each order placed. We are not subject to any supplier agreements which means we are not obligated to purchase a minimum amount of product or place orders in the future. We pay for all products we order at the time the order is placed. Upon placing an order, our manufacturer creates a purchase order reflecting: (i) the product ordered, (ii) price per item (iii) total cost for the order, (iv) total cost to ship product ordered from our manufacturer to our facility, (iv) that immediate payment in required at the time of the order, and (v) the delivery date and delivery address. All material used to manufacture our products is located, purchased and paid for by our manufacturers who invoices us only for our finished product. All products offered by Force Protection Video have a twelve (12) month warranty.

Marketing

Currently, our sales and marketing efforts include printed marketing brochures featuring our products which we distribute to state and local law enforcement agencies. We create and deliver brochures to state and local law enforcement, every four (4) weeks, using U.S. Mail.

We believe that a marketing strategy focused on print marketing to law enforcement will provide our target customers with the opportunity to view our specific information about our products and their features, which is an optimal strategy to increase sales.

Product Development

We expense all product development costs as incurred. Product development costs have been negligible for the past few years but are incurred as needed to support new product ideas and launches.

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

Intellectual Property

We currently have a patent pending on a new product

Other than the aforementioned pending patent, we have no registered or patented intellectual property. Trademarks and trade names distinguish the various companies from each other. If customers are unable to distinguish our products from those of other companies, we could lose sales to our competitors. We do not have any registered trademarks and trade names, so we only have common law rights with respect to infractions or infringements on its products. Many subtleties exist in product descriptions, offering and names that can easily confuse customers. The name of our principal products may be found in numerous variations of the name and descriptions in various media and product labels. This presents a risk of losing potential customers looking for our products and buying someone else’s because they cannot differentiate between them.

Employees

As of the date of this report, we have four full time employees including Paul Feldman who is our Director, Chief Executive Officer and Chief Financial Officer. Mr. Feldman spends approximately forty (40) hours per week on our business. We have two full time employees who provide clerical and administrative services and one full time sales person..

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

In February of 2015, we changed our business from reputation enhancement services to the commercialization of on-body cameras. Our first sale of on-body cameras was in May 2015. For the year ended April 30, 2017, we had revenues of only $86,075 and a net operating loss of $770,764. Accordingly, because we have had only limited sales since implementing our present business plan, there is limited historical performance for you to evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

We are dependent on the sale of our securities to fund our operations.

During the year ended April 30, 2017, we received proceeds of $720,000 from the sale of convertible promissory notes which funds our current operations. We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

For the year ended April 30, 2017, we had revenues of $86,075 from the sale of our on-body camera and related accessories. For the year ended April 30, 2017, we have a net loss of $770,764. Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable.

As of April 30, 2017, we had cash on hand of approximately $188,773 for our operational needs. Currently, our operating expenses are approximately $50,000 per month. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs, we would have available cash for our operating needs for approximately 3 months.

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

We are dependent on our manufacturers in China. Any disruption or extended delay in product supply from any of our manufacturers could have a significant adverse impact on our operations.

We are dependent on one only a few manufacturers in China. We do not have guaranteed supply or pricing arrangements with our manufacturers, but submit purchase orders and pay for products as needed. As a result, we risk increased cost of our products.

Our ability to sustain satisfactory levels of sales will be dependent in part upon the ability of third party suppliers of raw materials to our manufacturers as well as our manufacturers to properly perform their functions in complance with local regulations. While outsourcing manufacturing and distribution to third parties may reduce the cost of operations, it also reduces direct control by us over the services rendered. Although we attempt to select reputable manufacturers, it is possible it could fail to perform as we expect.

The failure of our manufacturers to supply products as required by us could have a material adverse effect on our business, results of operations and financial condition. If we do not timely and effectively develop and implement our outsourcing strategy or if third party providers do not perform as anticipated, we may experience operational difficulties, increased costs, or even manufacturing delays, which could materially and adversely affect our business, financial condition and results of operations.

Although a number of alternative manufacturers exist that we believe could replace our manufacturers with alternative sources at comparable prices and terms, any disruption or extended delay in our manufacturing could have a significant adverse impact on our operations. In addition, the time needed to replace our manufacturers could adversely affect our operations by delaying shipments and potentially losing customers to our competition.

Our manufacturers purchase some components, subassemblies and products from third party suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design and qualify new components.

We rely on third party components and technology to build our products, and we rely on our manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products. Shortages in components that we use in our products are possible, and our ability to predict the availability of such components is limited. While components and supplies are generally available from a variety of sources, we and our manufacturer currently depend on a single or limited number of suppliers for several components for our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers, or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Our manufacturer generally relies on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we and our manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results and financial condition.

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

As of July 14, 2017, we are obligated to issue approximately 58,840,000 common shares upon conversion of the RDW Notes based upon the trading price of $0.0132_of our common shares. The issuance of these shares upon conversion of the related notes will dilute our existing shareholders. The number of common shares issuable by us upon conversion of the notes is dependent on the trading price of our common shares during the twenty (20) days prior to conversion. If the price of our stock declines in value, we will be obligated to issue more shares to the note holders which would have a further dilutive effect on our stock which could depress the market price of our common stock.

We may be required to issue significant amount of common shares upon conversion of notes that could result in a change of control.

The conversion price of the notes is based upon the trading price of our common shares. There is no way to determine with certainty the number of common shares we will be required to issue should note holders convert their notes into our common shares. As the RDW Notes are converted our stock price will decline requiring us to issue an increased number of common shares. We are currently authorized to issue 750,000,000 common shares. As of July 14, 2017, we have 4,710,296 shares outstanding. We could be required to increase our authorized shares to provide sufficient authorized common stock for conversion of the notes. Paul Feldman, our Chief Executive Officer, President and Director holds 200,040,000 votes on matters submitted to our common stockholders. If we increase our authorized shares and issue more than 200,040,000 common shares, Mr. Feldman could lose voting control. This would likely jeopardize the execution of our business plan and disrupt our operations.

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

Our common stock is quoted on the OTC Markets Group’s OTCQB. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The market price of our Common Stock may be highly volatile. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB and other over the counter trading systems do not benefit from the same type of Market- Maker trading systems utilized by stock exchanges such as the NYSE and AMEX and quotation systems such as the NASDAQ in which trading of a security is enhanced by to the presence of Market-Maker(s) who are dedicated to the trading of a particular listed company’s shares. Rather, on the OTCQB and other over the counter markets, there is no assurance that a bid/ask will be posted to facilitate trading of an over the counter listed issue at any particular point in time. As a result, trading of securities on the OTCQB and other over the counter systems is often more sporadic than the trading of securities listed on the NYSE, AMEX, NASDAQ or similar large stock exchanges or stock markets. Accordingly, shareholders may have difficulty selling their shares at any particular point in time. Additionally, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

As of July 30, 2017, we had 4,710,296 shares of common stock outstanding, each entitled to one vote per common share and 1,000,000 shares of Series A Preferred Stock which entitled the holder two hundred (200) votes per share. Our sole officer and director, Paul Feldman, controls 40,000 common shares and 1,000,000 Series A Preferred Shares which represent an aggregate of 200,040,000 out of 204,710,296 total votes outstanding or 97.7% of the votes on all matters submitted to a vote of our stockholders. As such, Mr. Feldman has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Mr. Feldman’s control of our voting securities may make it impossible to complete some corporate transactions without his support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. . However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) signed into law on July 21, 2010 permanently relieves smaller public companies from the requirement of providing auditor attestation under Section 404(b) of the Sarbanes-Oxley Act.

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

As of July 14, 2017, our sole officer and director, Paul Feldman, holds approximately 97.7% of our outstanding voting stock and has the ability to control all matters submitted to a vote of our stockholders. The interests of Mr. Feldman may differ from the interests of our other stockholders, including investors. As a result, in addition to board seats and offices, Mr. Feldman controls all corporate actions requiring stockholder approval, irrespective of how our other stockholders, including investors, may vote, including the following actions:

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

Our Articles of Incorporation authorize us to issue 750,000,000 shares of common stock, $.0001 par value per share and 5,000,000 shares of Series A Preferred Stock. As of July 14, 2017, we had 4,710,296 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding. Accordingly, we may issue up to an additional 545,289,704 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.

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

We occupy approximately 900 square feet at 130 Iowa Lane, Suite 102, Cary, NC 27511 pursuant to a lease agreement which expires on December 31, 2018. Our calendar year annual rent for this location is $14,776 for 2018 and $9,851 for 2019.

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

The following table sets forth the high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTCQB after giving effect to the Company’s 1-250 reverse split which took effect April 24, 2017:

High

Low

Fiscal Year Ended April 30, 2017

First Quarter (May 1, 2016 – July 31, 2016)

$10.00

$0.85

Second Quarter (August 1, 2016 – October 31, 2016)

$11.50

$0.73

Third Quarter (November 1, 2016 – January 31, 2017)

$3.88

$1.20

Fourth Quarter (February 1, 2017 – April 30, 2017)

$1.69

$0.15

Fiscal Year Ended April 30, 2016

First Quarter (May 1, 2015 – July 31, 2015)

$1,125.00

$125.00

Second Quarter (August 1, 2015 – October 31, 2015)

$1,487.50

$370.00

Third Quarter (November 1, 2015 – January 31, 2016)

$437.50

$208.75

Fourth Quarter (February 1, 2016 – April 30, 2016)

$191.05

$7.50

Transfer Agent

Our Transfer Agent is Interwest Transfer Co., Inc. located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah. Their telephone number is 801-272-9294 and their website is www.interwesttc.com.

Holders

As of July 14, 2017, there are approximately 40 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder). We have 4,710,296 shares of common stock issued and outstanding.

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

Results of Operations

As of April 30, 2017, we had total assets of $343,533 and total liabilities of $210,661. Since our inception to April 30, 2017, we have accumulated a deficit of $2,992,396. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Year Ended April 30, 2017 Compared with the year ended April 30, 2016

Revenue

Revenues are generated from the sale of our video and audio capture devices and related accessories. For the year ended April 30, 2017, the Company recognized $86,075 of revenue compared to $67,964 during the year ended April 30, 2016. Sales were up $18,111, or 26.6% compared to the prior year. The increase in sales is due to an increase in product demand. To increase future sales volume, the Company has begun to actively seek out and submit competitive product quotes in response to police department requests for quotes (“RFQ”) domestically and internationally. The Company expects sales subject to RFQ to close between 3 to 12 months from submission.

Gross profit

Gross profit was a loss of $19,982 and $28,399 during the years ended April 30, 2017 and 2016, respectively. Our Gross margin for the year ended April 30, 2017 was negative compared to 41.8% for the year ended April 30, 2016. Gross margin collapsed in 2017 primarily due to downward lower of cost-or-market adjustments to inventory and the recognition of minimum software license fees for salable product with no meaningful corresponding product sales. The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance and other office related costs. General and administrative costs increased $93,206 to $604,381 during the year ended April 30, 2017 compared to $511,175 during the year ended April 30, 2016. General and administrative costs increased during 2017 due to lower product development, technology and professional services related costs partially offset by higher personnel and travel related costs. Compared to the prior year, costs generally increased due to the Company beginning meaningful operations to promote and sell our products and administer the Company.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs increased $88,074 to $146,400 during the year ended April 30, 2017 compared to $58,326 the year ended April 30, 2016. Sales and marketing costs increased due to increased marketing activities to brand and promote our products.

Other Income (Expense)

All the elements of other income (expense) relate to our convertible promissory notes. During the year ended April 30, 2017, the Company incurred $29,198 and $26,711, respectively of interest expense related to the stated interest and $717,309 and $694,188, respectively for the accretion of the debt discount resulting from note issuance fees and the beneficial conversion feature contained on our convertible promissory notes.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of April 30, 2017 our current assets totaled $322,792 and were comprised primarily of $188,773 in cash and $132,281 of inventory and prepaid inventory. Due to the “start-up” nature of our business, we expect to incur losses as we develop and introduce our products and services. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the year ended April 30, 2017, net cash flows used by operating activities was $742,020, compared to $634,369 for the year ended April 30, 2016.

For the year ended April 30, 2017, net cash flows used by investing activities was $16,480, compared to $7,588 for the year ended April 30, 2016.

For the year ended April 30, 2017, we generated cash flows from financing activities of $720,000 from the issuance of convertible promissory notes compared to $834,004 for the year ended April 30, 2016. To date, we have financed our operations primarily through the issuance of debt and equity.

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

1688 Meridian Avenue, Suite 504

Miami Beach, Florida 33139

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Force Protection Video Equipment Corp.

We have audited the accompanying balance sheet of Force Protection Video Equipment Corp. ("the Company") as of April 30, 2017 and 2016, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Force Protection Video Equipment Corp. as of April 30, 7 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Miami Beach, Florida

July 26, 2017

/s/ Baum & Company, P.A.

Force Protection Video Equipment Corp.
Balance Sheets

	April 30,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$ 188,773	$ 227,273
Accounts receivable	1,738	3,157
Inventory	104,128	70,361
Prepaid inventory	28,153	59,509
Total current assets	322,792	360,300

Property and equipment, net of accumulated depreciation of $5,272 and $476, respectively	18,796	7,112
Deposits	1,945	1,945
Total assets	$ 343,533	$ 369,357

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 69,177	$ 30,059
Convertible promissory notes net of discount of $286,159 and $204,718, respectively	140,969	91,074
Total current liabilities	210,146	121,133

Long-term liabilities	515	983
Total liabilities	210,661	122,116

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value 5,000,000 shares authorized; issued and outstanding 1,000,000 at April 30, 2017 and April 30, 2016.	100	100
Common stock, $0.0001 par value 750,000,000 shares authorized; issued and outstanding 1,698,494 and 162,102 at April 30, 2017 and 2016, respectively.	170	16
Additional paid-in capital	3,124,998	1,722,250
Accumulated deficit	(2,992,396)	(1,475,125)
Total stockholders' equity (deficit)	132,872	247,241
Total liabilities and stockholders' equity (deficit)	$ 343,533	$ 369,357

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corp
Statements of Operations
For the Years Ended April 30, 2017 and 2016

	Years Ended April 30,

	2017	2016
Income
Net revenue	$ 86,075	$ 67,964
Cost of goods sold	106,057	39,565
Gross profit (loss)	(19,982)	28,399

Operating expenses
General and administrative	604,382	511,175
Sales and marketing	146,400	58,326
Total operating expenses	750,782	569,501
Loss from operations	(770,764)	(541,102)

Other income (expense)
Interest expense	(29,198)	(26,711)
Accretion of debt discount	(717,309)	(694,188)
Total other income (expense)	(746,507)	(720,899)
Loss before taxes	(1,517,271)	(1,262,001)
Provision for income taxes	-	-
Net loss	$ (1,517,271)	$ (1,262,001)

Net (loss) per common share basic and diluted	$ (2.08)	$ (15.29)

Weighted average common shares outstanding basic and diluted	729,997	82,524

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corp
Statement of Stockholders' Equity
For the Years Ended April 30, 2017 and 2016

					Additional		Total
	Series A Preferred Stock		Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance, April 30, 2015	-	$ -	73,180	$ 7	$ 256,676	$ (213,124)	$ 43,559

Preferred stock issued for cash	1,000,000	100	-	-	900	-	1,000
Common stock issued for cash	-	-	1,800	-	45,000	-	45,000
Common stock issued in exchange for services	-	-	40	-	14,500	-	14,500
Discount on convertible promissory note due to common stock issued	-	-	128	-	18,000	-	18,000
Common stock issued upon conversion of convertible promissory notes	-	-	86,954	9	632,764	-	632,773
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	754,410	-	754,410
Net loss	-	-	-	-	-	(1,262,001)	(1,262,001)
Balance, April 30, 2016	1,000,000	100	162,102	16	1,722,250	(1,475,125)	247,241

Common stock issued upon conversion of convertible promissory notes	-	-	1,527,931	153	755,249	-	755,402
Common stock issued for financing services	-	-	8,423	1	19,999	-	20,000
Reverse stock split share adjustment	-	-	38	-	-	-	-
Discount on convertible promissory note due to beneficial conversion feature	-	-	-	-	627,500	-	627,500
Net loss	-	-	-	-	-	(1,517,271)	(1,517,271)
Balance, April 30, 2017	1,000,000	$ 100	1,698,494	$ 170	$ 3,124,998	$ (2,992,396)	$ 132,872

(The accompanying notes are an integral part of these financial statements)

Force Protection Video Equipment Corp
Statements of Cash Flows
For the Years Ended April 30, 2017 and 2016

	Years Ended April 30,

Cash flows from operating activities:	2017	2016
Net (Loss)	$ (1,517,271)	$ (1,262,001)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	4,796	476
Accretion of debt discount	717,309	694,188
Share based compensation expense	-	14,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,419	(3,157)
(Increase) decrease in inventory	(33,767)	(70,361)
(Increase) decrease in other assets	31,356	(36,104)
Increase (decrease) in accounts payable and accrued expenses	54,606	27,107
Increase (decrease) in other liabilities	(468)	983
Net cash (used) by operating activities	(742,020)	(634,369)

Cash flows from investing activities:
Purchase of equipment and vehicles	(16,480)	(7,588)
Net cash (used) by investing activities	(16,480)	(7,588)

Cash flows from financing activities:
Proceeds from sale of common stock	-	45,000
Proceeds from sale of preferred stock	-	1,000
Proceeds from convertible promissory notes	720,000	788,004
Net cash provided by financing activities	720,000	834,004

Increase (decrease) in cash	(38,500)	192,047
Cash and cash equivalents at beginning of period	227,273	35,226
Cash and cash equivalents at end of period	$ 188,773	$ 227,273

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash operating activities:
Value of common stock issued in exchange for services	$ -	$ 14,500
Common stock issued for conversion of notes payable	$ 755,402	$ -

(The accompanying notes are an integral part of these financial statements)

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization

Force Protection Video Equipment Corp., (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida as M Street Gallery, Inc.  On September 25, 2013, we changed our name to Enhance-Your-Reputation.com, Inc. and changed our business to providing reputation management and enhancement services. On February 2, 2015 the Company changed its name to Force Protection Video Equipment Corp. to focus on the sale of mini body video cameras and accessories to consumers and law enforcement.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the year ended April 30, 2017, the Company recognized revenue of $86,075 and a net operating loss of $770,764. As of April 30, 2017, the Company had working capital of $112,646 and an accumulated deficit of $2,992,396.

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

Inventory

Our inventory is comprised of finished goods and primarily includes cameras and recording equipment. The Company’s inventory is stated at the lower of cost or market and expensed to cost of goods sold upon sale using the average-cost method. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. During the Year ended April 30, 2017, the Company recognized $32,207 of lower of cost–or-market value adjustments to inventory and a $24,000 reduction in prepaid software license fees related to an annual resalable software license agreement with a term from April 2016 through April 2017 for minimum software license fees for salable software that is reduced from prepaid inventory as licenses are sold. However, during the year, since only a few software licenses were sold and the agreement terminated without recourse in April 2017, the balance became the property of the software vendor and the Company recorded a $24,000 reduction to prepaid inventory and corresponding increase in COGS.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. The Company recognized $108,603 and $38,176 in marketing and advertising costs during the years ended April 30, 2017 and 2016, respectively.

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

As of April 30, 2017 and 2016, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

Following is the computation of basic and diluted net loss per share for the years ended April 30, 2017 and 2016:

	Years Ended April 30,

	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ (1,517,271)	$ (1,262,001)

Denominator:
Weighted average number of common shares outstanding	729,997	82,524

Basic and diluted EPS	$ (2.08)	$ (15.29)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	6,332,156	71,042

Concentrations of risk

During the year ended April 30, 2017, two customers accounted for 34.1% (26.7% and 7.4%) of sales. During the year ended April 30, 2016, no customer accounted for more than 5% of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.  During the year ended April 30 2017, two suppliers accounted for 82.1% (72.5% and 9.6%) of our inventory purchases. During the year ended April 30 2016, two suppliers accounted for 97% (84% and 13%) of our inventory purchases.

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

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	April 30,
	2017	2016
Vehicles	$ 15,376	$ -
Furniture and fixtures	6,212	6,212
Computers and office equipment	2,480	1,376
Total fixed assets	24,068	7,588
Accumulated depreciation	(5,272)	(476)
Total fixed assets	$ 18,796	$ 7,112

During the years ended April 30, 2017 and 2016, the Company recognized $4,796 and $476, respectively, in depreciation expense.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of our outstanding convertible promissory notes as of April 30, 2017:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	792	-	792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	31,674	8,291	39,965
RDW Capital, LLC Note 7	9/1/2016	3/1/17	157,500	8,664	166,164
RDW Capital, LLC Note 8	2/6/2017	8/5/17	48,412	1,477	49,889
RDW Capital, LLC Note 9	3/30/2017	9/29/17	78,750	544	79,294
RDW Capital, LLC Note 10	4/26/2017	10/26/17	110,000	98	110,098
Totals			$ 427,128	$ 26,356	$ 453,484
Debt discount balance			(286,159)
Balance sheet balances			$ 140,969

Following is a summary of our outstanding convertible promissory notes as of April 30, 2016:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
LG Capital Funding, LLC	4/20/2016	9/11/2016	$ 13,000	$ 34	$ 13,034
Black Forest Capital, LLC	10/8/2015	10/8/2016	19,500	3,001	22,501
RDW Capital, LLC Note 1	11/10/2015	5/10/16	157,500	6,136	163,636
RDW Capital, LLC Note 2	1/0/1900	6/30/16	105,000	2,861	107,861
RDW Capital, LLC Note 3	3/10/2016	9/10/16	792	614	1,406
Totals			$ 295,792	$ 12,646	$ 308,438
Debt discount balance			(204,718)
Balance sheet balances			$ 91,074

The company determined that each convertible promissory notes conversion feature is indexed to the Company’s stock, which is an input to a fair value measurement of a fixed-for-fixed option on equity shares. Thus, the conversion feature of the notes meets the scope exception under FASB Accounting Standards Codification ("ASC") 815-40-15-7 and treatment under ASC 470-20 – Debt with Conversion and Other Options is appropriate.

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

During the year ended April 30, 2017, the Company recognized no interest expense and debt discount accretion of $7,741. On May 2, 2016, LG converted the remaining $13,034 of principal and interest into 3,104 shares of common stock.

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

During the year ended April 30, 2017, the Company recognized no interest expense and debt discount accretion of $9,992. During the year ended April 30, 2017, Black Forrest converted the remaining $22,499 of principal and interest into 44,307 shares of common stock.

RDW Capital, LLC

On November 12, 2015, the Company entered into a Securities Purchase Agreement (“RDW SPA 1”) with RDW Capital, LLC (“RDW”), a Florida limited liability company. On November 12, 2015, the Company and RDW entered into the First Amended Securities Purchase Agreement. On November 12, 2015, the Company and RDW entered into the Second Amended Securities Purchase Agreement. On February 17, 2016, the Company and RDW entered into the Third Amended Securities Purchase Agreement. On February 17, 2016, the Company and RDW entered into the Fourth Amended Securities Purchase Agreement. On May 9, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 2”). On August 22, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 3”). On September 1, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 4”). On March 31, 2017, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 5”). RDW SPA 1, amendments thereto, RDW SPA 2, RDW SPA 3, RDW SPA 4 and RDW SPA 5 may hereinafter be referred to collectively as, the “RDW SPAs”.

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

RDW Note 2 principle was discounted for the value of the OID, due diligence fees and the intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $98,000. As this amount resulted in a total debt discount that exceeds RDW Note 2 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 2. The resulting $105,000 discount was accreted over the 5 month term of RDW Note 2 through June 30, 2016.

Related to RDW Note1 and RDW Note 2, during the year ended April 30, 2017, the Company recognized $3,458 of interest expense, $35,192 of accretion related to the debt discount and issued 478,853 shares of common stock in exchange the entire principle and accrued interest balance of RDW Note 1 and RDW Note 2 which totaled $274,954. Related to RDW Note1 and RDW Note 2, during the year ended April 30, 2016, the Company recognized $8,996 of interest expense and $218,714 of accretion related to the debt discount.

RDW Note 3 - In connection with RDW SPA 1 and amendments thereto, on March 10, 2016, the Company issued to RDW a convertible note (“RDW Note 3”) due on September 10, 2016 in the principal amount of $210,000 of which the Company received proceeds of $180,000 after payment of a $10,000 OID and due diligence fees totaling $20,000.

RDW Note 3 principal was discounted for the OID, due diligence fees, stock issued to an advisor in connection with RDW Note 3 totaling $18,000, and the intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $227,000. As this amount resulted in a total debt discount that exceeded RDW Note 3 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 3. The resulting $210,000 discount was accreted through April 30, 2016, the date RDW Note 3 was paid down to a principal and interest balance of $1,405.

During the year ended April 30, 2017, the Company recognized ($613) of interest expense and $151,793 of debt discount accretion related to RDW Note 3. As of April 30, 2017, RDW Note 3 carries a principal balance of $792.

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

During the year ended April 30, 2017, the Company recognized $4,540 of interest expense, $92,500 of accretion related to the debt discount and issued 166,689 shares of common stock upon the conversion of $105,000 of RDW Note 4 principal. As of April 30, 2017, RDW Note 4 carries an interest payable balance of $4,540.

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

During the year ended April 30, 2017, the Company recognized $2,742 of interest expense, $42,500 of accretion related to the debt discount and issued 80,769 of common stock upon the conversion of $52,500,000 of RDW Note 5 principal. As of April 30, 2017, RDW Note 5 carries an interest payable balance of $2,742.

RDW Note 6 - In connection with RDW SPA 3, on August 22, 2016, the Company issued to RDW a convertible note (“RDW Note 6”) due on February 22, 2017 in the principal amount of $157,500 of which the Company received proceeds of $130,000 after payment of a $7,500 OID and legal and due diligence fees totaling $20,000.

RDW Note 6 principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $105,000. As this amount resulted in a total debt discount that was less than RDW Note 6 principal, the full $105,000 discount was recognized. The resulting $132,500 discount was accreted over the 6 month term of RDW Note 6 through February 22, 2017.

During the year ended April 30, 2017, the Company recognized $8,291 of interest expense, $132,500 of accretion related to the debt discount and issued 80,700 of common stock upon the conversion of $125,826 of RDW Note 6 principal. As of April 30, 2017, RDW Note 6 carries a principal balance of $31,674 and interest payable balance of $8,291.

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

RDW Note 7 principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $105,000. As this amount resulted in a total debt discount that was less than RDW Note 7 principal, the full $105,000 discount was recognized. The resulting $132,500 discount was accreted over the 6 month term of RDW Note 7 through March 1, 2017.

During the year ended April 30, 2017, the Company recognized $8,664 of interest expense and $132,500 of accretion related to the debt discount. As of April 30, 2017, RDW Note 7 carries a principal balance of $157,500 and interest payable balance of $8,664.

RDW Note 8 – In connection with RDW SPA 4, on February 6, 2017, the Company issued to RDW a convertible note (“RDW Note 8”) due on August 5, 2017 in the principal amount of $210,000 of which the Company received proceeds of $180,000 after payment of a $10,000 OID and legal and due diligence fees totaling $20,000.

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

During the year ended April 30, 2017, the Company recognized $1,477 of interest expense, $96,833 of accretion related to the debt discount and issued 279,999 of common stock upon the conversion of $161,588 of RDW Note 8 principal. As of April 30, 2017, RDW Note 8 carries a principal balance of $48,412 and interest payable balance of $3,909.

RDW Note 9 – In connection with RDW SPA 5, on March 30, 2017, the Company issued to RDW a convertible note (“RDW Note 9”) due on September 29, 2017 in the principal amount of $78,750 of which the Company received proceeds of $62,500 after payment of a $3,750 OID and legal and due diligence fees totaling $12,500.

RDW Note 9 principle was discounted for the value of the OID, fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $72,000. As this amount resulted in a total debt discount that exceeded RDW Note 9 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 9. The resulting $78,750 discount is being accreted over the 6 month term of RDW Note 9 through September 29, 2017.

During the year ended April 30, 2017, the Company recognized $544 of interest expense and $13,340 of accretion related to the debt discount. As of April 30, 2017, RDW Note 9 carries a principal balance of $78,750 and interest payable balance of $544.

RDW Note 10 – In connection with RDW SPA 5, on April 26, 2017, the Company issued to RDW a convertible note (“RDW Note 10”) due on October 26, 2017 in the principal amount of $110,000 of which the Company received proceeds of $90,000 after payment of a $10,000 OID and legal fees totaling $10,000.

RDW Note 10 principle was discounted for the value of the OID, fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $134,000. As this amount resulted in a total debt discount that exceeded RDW Note 10 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 10. The resulting $110,000 discount is being accreted over the 6 month term of RDW Note 10 through October 26, 2017.

During the year ended April 30, 2017, the Company recognized $98 of interest expense and $2,418 of accretion related to the debt discount. As of April 30, 2017, RDW Note 10 carries a principal balance of $110,000 and interest payable balance of $98.

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

In total, during the year ended April 30, 2017 and 2016, the Company recognized $29,198 and $8,997, respectively, of interest expense and $699,576 and $276,921, respectively, of accretion related to the debt discount of the RDW Notes.

In total, during the year ended April 30, 2017, RDW converted $719,869 of RDW Note(s) principal and interest payable into 1,480,521 shares of common stock. In total, during the year ended April 30, 2016, RDW converted $209,208 of RDW Note(s) principal and interest payable into 9,660 shares of common stock.

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

Operating Lease

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. The lease expires on March 31, 2018. The Company has no other noncancelable operating leases. Future minimum lease payments under this operating lease with an initial term in excess of one year as of April 30, 2017 are as follows:

Fiscal Year

2018

$14,920

2019

$10,144

Thereafter

$0

During the year ended April 30, 2017 and 2016, rent expense for office space totaled $14,776 and $10,295, respectively.

NOTE 6 – STOCKHOLDER'S EQUITY

As of April 30, 2017 and 2016, there were 1,698,494 and 106,102 shares of common stock outstanding, respectively. As of April 30, 2017 and 2016 there were 1,000,000 shares of Series A Preferred Stock outstanding.

On January 19, 2016, we amended our Articles of Incorporation to increase our authorized common stock from 50,000,000 shares to 250,000,000 shares and authorized the creation of 1,000,000 shares of Series A preferred stock with each share being entitled to 200,000 (i.e., 200:1) votes per share and with no right of conversion into shares of common stock.

On September 8, 2016, we amended our Articles of Incorporation to increase our authorized common stock from 250,000,000 shares to 750,000,000 shares and to increase our authorized Series A Preferred Stock from 1,000,000 shares to 5,000,000 shares.

On March 31, 2017, we amended our Articles of Incorporation to effect a 1:250 reverse stock split  which became effective on April 24, 2017. These financial statements retroactively reflect this reverse split.

During the year ended April 30, 2017, we issued 1,527,931 shares of common stock in exchange for convertible notes totaling $755,401, and issued 8,423 shares of common stock as fees related to the issuance of RDW Notes.

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

NOTE 7 – INCOME TAXES

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period.  As of April 30, 2017 and 2016, the Company had net operating loss carry forwards of approximately $1,467,711 and $668,383, respectively, for income tax reporting purposes.

	April 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$ 1,467,711	$ 668,383
Statutory tax rate	34%	34%
Gross deferred tax assets	499,022	227,250
Valuation allowance	(499,022)	(227,250)
Net deferred tax asset	$ -	$ -

Net Loss	1,125,659	1,318,629
Stock comp	9,075	635,000
Accretion	273,403	24,759
meals and ent	6,358	3,157

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended April 30, 2017 and 2016 is as follows:

	April 30,
	2017	2016
Federal Statutory Rate	$ (515,872)	$ (429,080)
Nondeductible expenses	244,101	241,567
Change in allowance on deferred tax assets	(271,771)	(187,513)
	$ -	$ -

The valuation allowance for deferred tax assets as of April 30, 2017 and 2016 was $499,022 and $227,250, respectively. The net change in the total valuation allowance for the year ended April 30, 2017 was an increase of $271,771. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company's U.S. federal net operating loss carry forward ("NOL") will expire in years 2033 through 2036; $15,616 of which will expire April 30, 2032, $38,259 on April 30, 2033, $62,999 on April 30, 2034, $551,509 on April 30, 2035 and $799,328 on April 30, 2036. Utilization of the NOL is subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, private placements and debt conversions. Subsequent significant equity changes, could further limit the utilization of the NOL. The annual limitations have not yet been determined; however, when the annual limitations are determined, the gross deferred tax assets for the NOL will be reduced with a reduction in the valuation allowance of a like amount.

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

As of April 30, 2015 and 2016, there were no unrecognized tax benefits.  Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

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

The Company’s tax returns are subject to examination by the federal and state tax authorities for years ended April 30, 2014 through 2017.

NOTE 8 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the annual period ended April 30, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

In connection with RDW SPA 5, on May 30, 2017, the Company issued to RDW a convertible note (“RDW Note 11”) due on November 30, 2017 in the principal amount of $81,375 of which the Company received proceeds of $65,000 after reduction of a $3,875 OID and legal and due diligence fees totaling $12,500.

Subsequent to April 30, 2017 and through June 16, 2017, RDW converted $59,157 of convertible note principal into 1,828,933 shares of common stock.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:               CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of April 30, 2017, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective due to the following material weaknesses:

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

ITEM 9B:

OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table presents information with respect to our officers, directors and significant employees as of April 30, 2017:

Name	Age	Position
Paul Feldman	53	Chief Executive Officer, President and Chief Financial Officer, Director

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

 Significant Employees

At the present time, we have only one significant employee, our President, Mr. Paul Feldman whose base salary is $100,000 per year.

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

Summary Compensation Table

Name and Principal Position	Year Ended April 30,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Feldman (1), CEO, CFO	2017	100,000	12,000		$6,500	118,500
	2016	81,461	-	-	$2,000	83,461
	2015	9,000	-	-	-	9,000

(1) Mr. Feldman became the Company's Director, President, Secretary, Chief Executive officer and Chief Financial Officer on February 1, 2015. On November 24, 2015, the Company and Mr. Feldman entered into an employment agreement. Pursuant to Mr. Feldman’s Employment Agreement, he is entitled to an annual salary of $100,000 for a term of 2 years. We may award our officers and directors shares of common stock or stock purchase options as non-cash compensation as determined by the Board of Directors from time to time. Other Compensation consisted of a car allowance.

Director Compensation

For the years ended April 30, 2017 and 2016, respectively, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 16, 2017 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Preferred Stock		Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class (2)	Shares Owned	Number of Shares Beneficially Owned	% of Class (2)	Total Voting Power (3)
Directors and Officers
Paul Feldman	1,000,000	100.0%	40,000	40,000	1.1%	97.7%

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

(2)

Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 4,710,296 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding on a fully diluted basis as of July 14, 2017. Each share of preferred stock is entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to 200,000 times the number of shares of Series A Preferred Stock such holder owns. The Series A Preferred Stock is not convertible into shares of common stock. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)

Calculated based on 4,710,296 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock, with common stock equivalent voting rights of 200:1, issued and outstanding as of June 16, 2017. Holders of the Series A Preferred Stock are entitled to vote on all matters submitted to the Company's stockholders.

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

Audit Fees

The aggregate fees of Baum & Company, P.A. for professional services rendered for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q for the years ended April 30, 2017 and 2016, totaled $26,000 and $19,950, respectively.

AuditRelated Fees

The Company did not pay any audit-related fees for the year ended April 30, 2017 and 2016 which are not disclosed in “Audit Fees” above.

Tax Fees

There were no tax fees billed by Baum & Company, P.A for tax compliance for the year ended April 30, 2017 and 2016.

All Other Fees

There were no other fees billed for services other than those described above for the years ended April 30, 2017 and 2016.

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

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets as of April 30, 2017 and 2016

•

Statements of Operations for the years ended April 30, 2017 and 2016

•

Statements of Stockholders’ Deficit for the years ended April 30, 2017 and 2016

•

Statements of Cash Flows for the years ended April 30, 2017 and 2016

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

Force Protection Video Equipment Corp.

(Registrant)

July 27, 2017

By /s/ Paul Feldman

Paul Feldman

Chief Executive Officer, Chief Financial Officer and Director

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
3.6

Amendment to Articles of Incorporation filed on January 19, 2016 to increase the authorized common stock outstanding from 50,000,000 to 250,000,000; par value $0.0001 and to create a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred stock;  par value $0.0001 (1)

3.7

Amendment to Articles of Incorporation effective September 8, 2016 to increase the authorized common stock outstanding to 750,000,000; par value $0.0001 and increase Series A Preferred stock to 5,000,000;  par value $0.0001 (7)

3.8	Bylaws (1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split (8)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC (6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC (6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC (7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.19*	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC (8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC (8)
10.22*	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC
10.23*	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC
10.19	Convertible Promissory Note dated October 8, 2015 with Black Forest Capital, LLC (1)
10.20	Convertible Promissory Note dated September 11, 2015 LG Capital Funding, LLC (1)
10.21	Employment Agreement Paul Feldman (1)
10.22	Shenzen AE Technology Purchase Order (1)
10.23	Agreement with Carter, Terry & Company (1)

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

(8) Incorporated by reference to Form 8-K filed on March 31, 2017.