Form 10-Q
period 2017-07-31
Force Protection Video Equipment Corp.
filed 2017-09-13
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2017 Commission file no.: 000-55519

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

                    Yes T No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                  Yes T No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. T

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).

                  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,430,296 shares of common stock, par value $0.0001, were outstanding on September 6, 2017.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of July 31, 2017 (Unaudited) and April 30, 2017 (audited)

1

Statements of Operations for the Three Months Ended July 31, 2017 and 2016 (Unaudited)

2

Statements of Cash Flows for the Three Months Ended July 31, 2017 and 2016 (Unaudited)

3

Notes to Condensed Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 4.

Controls and Procedures

19

PART II - OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Force Protection Video Equipment Corp.
Balance Sheets

	July 31,	April 30,
	2017	2017
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$ 125,796	$ 188,773
Accounts receivable	6,878	1,738
Inventory	117,702	104,128
Prepaid inventory	18,312	28,153
Total current assets	268,688	322,792

Property and equipment, net of accumulated depreciation of $6,558 and $5,272, respectively.	19,257	18,796
Deposits	1,945	1,945
Total assets	$ 289,890	$ 343,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$ 76,424	$ 69,177
Convertible promissory notes net of discount of $137,587 and $286,159, respectively.	288,219	140,969
Total current liabilities	364,643	210,146

Long-term liabilities	319	515
Total liabilities	364,962	210,661

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value 5,000,000 shares authorized; issued and outstanding 1,000,000 at July 31, 2017 and April 30, 2017.	100	100
Common stock, $0.0001 par value 750,000,000 shares authorized; issued and outstanding 5,758,296 and 1,698,494 at July 31, 2017 and April 30, 2017, respectively.	576	170
Additional paid-in capital	3,272,289	3,124,998
Accumulated deficit	(3,348,037)	(2,992,396)
Total stockholders' equity (deficit)	(75,072)	132,872
Total liabilities and stockholders' equity (deficit)	$ 289,890	$ 343,533

(The accompanying notes are an integral part of these condensed financial statements)

Force Protection Video Equipment Corp
Statements of Operations (Unaudited)
For the Three Months Ended July 31, 2017 and 2016

	Three Months Ended
	July 31,
	2017	2016
Income
Net revenue	$ 13,715	$ 15,712
Cost of goods sold	6,411	11,404
Gross profit	7,304	4,308

Operating expenses
General and administrative	107,122	167,349
Sales and marketing	16,785	58,627
Total operating expenses	123,907	225,976
Loss from operations	(116,603)	(221,668)

Other income (expense)
Interest expense	(9,091)	(6,481)
Accretion of debt discount	(229,947)	(261,063)
Total other income (expense)	(239,038)	(267,544)
Loss before taxes	(355,641)	(489,212)
Provision for income taxes	-	-
Net loss	$ (355,641)	$ (489,212)

Net (loss) per common share basic and diluted	$ (0.09)	$ (2.07)

Weighted average common shares outstanding basic and diluted	3,903,908	235,979

(The accompanying notes are an integral part of these condensed financial statements)

Force Protection Video Equipment Corp
Statements of Cash Flows (Unaudited)
For the Three Months Ended July 31, 2017 and 2016

	Three Months Ended
	July 31,
Cash flows from operating activities:	2017	2016
Net (Loss)	$ (355,641)	$ (489,212)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	1,286	936
Accretion of debt discount	229,947	261,063
Changes in assets and liabilities:
(Increase) in accounts receivable	(5,140)	(1,379)
(Increase) in inventory	(13,574)	(72,096)
Decrease in other assets	9,841	35,509
Increase in accounts payable and accrued expenses	7,247	36,957
(Decrease) in other liabilities	(196)	(20)
Net cash (used) by operating activities	(126,230)	(228,242)

Cash flows from investing activities:
Purchase of equipment and vehicles	(1,747)	(16,480)
Net cash (used) by investing activities	(1,747)	(16,480)

Cash flows from financing activities:
Proceeds from convertible promissory notes	65,000	127,500
Net cash provided by financing activities	65,000	127,500

Increase (decrease) in cash	(62,977)	(117,222)
Cash and cash equivalents at beginning of period	188,773	227,273
Cash and cash equivalents at end of period	$ 125,796	$ 110,051

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash operating activities:
4,058,933 shares of common stock issued for conversion of notes payable	$ 82,697	$ 182,740

(The accompanying notes are an integral part of these condensed financial statements)

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

During the three months ended July 31, 2017 and year ended April 30, 2017, the Company recognized revenue of $13,715 and $86,075, respectively, and a net operating loss of $116,603 and $770,764, respectively. As of July 31, 2017, the Company had negative working capital of $95,955 and an accumulated deficit of $3,348,037.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Force Protection Video Equipment Corp. (the “Company”) as of July 31, 2017, and for the three months ended July 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Marketing and Advertising Costs

Marketing and advertising costs are anticipated to be expensed as incurred. During the three months ended July 31, 2017 and 2016, the Company recognized $10,954 and $46,361, respectively in marketing and advertising costs.

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

As of July 31, 2017 and April 30, 2017, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

Following is the computation of basic and diluted net loss per share for the three months ended July 31, 2017 and 2016:

	Three Months Ended
	July 31,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ (355,641)	$ (489,212)

Denominator:
Weighted average number of common shares outstanding	3,903,908	235,979

Basic and diluted EPS	$ (0.09)	$ (2.07)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	73,918,636	643,731

Concentrations of risk

During the three months ended July 31, 2017, four customers accounted for 73.1% of sales (40.2%, 12.3%, 10.6% and 10.0%). During the three months ended July 31, 2016, one customer accounted for 10.2% of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. During the three months ended July 31, 2017, two suppliers accounted for 85.4% (52.7% and 32.7%) of our inventory purchases. During the three months ended July 31, 2016, one supplier accounted for 91.7% of our inventory purchases.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect adoption of ASU 2016-09 to have a material impact on its financial statements.

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

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	July 31,	April 30,
	2017	2017
Vehicles	15,376	15,376
Furniture and fixtures	6,212	6,212
Computers and office equipment	4,227	2,480
Total fixed assets	25,815	24,068
Accumulated depreciation	(6,558)	(5,272)
Total fixed assets	$ 19,257	$ 18,796

During the three months ended July 31, 2017 and 2016, the Company recognized $1,286 and $936, respectively, in depreciation expense. During the three months ended July 31, 2017, the Company purchased $1,747 of computer equipment.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of our outstanding convertible promissory notes as of July 31, 2017:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	$ 792	$ -	$ 792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	-	8,398	8,398
RDW Capital, LLC Note 7	9/1/2016	3/1/17	106,476	11,612	118,088
RDW Capital, LLC Note 8	2/6/2017	8/5/17	48,412	2,508	50,920
RDW Capital, LLC Note 9	3/30/2017	9/29/17	78,750	2,146	80,896
RDW Capital, LLC Note 10	4/26/2017	10/26/17	110,000	2,372	112,372
RDW Capital, LLC Note 11	5/30/2017	11/30/17	81,375	1,129	82,504
Totals			$ 425,805	$ 35,447	$ 461,252
Debt discount balance			(137,586)
Balance sheet balances			$ 288,219

Following is a summary of our outstanding convertible promissory notes as of April 30, 2017:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	$ 792	$ -	$ 792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	31,674	8,291	39,965
RDW Capital, LLC Note 7	9/1/2016	3/1/17	157,500	8,664	166,164
RDW Capital, LLC Note 8	2/6/2017	8/5/17	48,412	1,477	49,889
RDW Capital, LLC Note 9	3/30/2017	9/29/17	78,750	544	79,294
RDW Capital, LLC Note 10	4/26/2017	10/26/17	110,000	98	110,098
Totals			$ 427,128	$ 26,356	$ 453,484
Debt discount balance			(286,159)
Balance sheet balances			$ 140,969

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

LG Capital Funding, LLC

On September 11, 2015 the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG") for the sale of an 8% convertible note in the principal amount of $81,000 and proceeds of $75,000 net of legal expenses. On May 2, 2016, LG converted the remaining balance of principal and interest into shares of common stock. During the three months ended July 31, 2016, the Company recognized debt discount accretion of $7,741.

Black Forest Capital, LLC

On October 8, 2015 the Company sold and Black Forest Capital, LLC (“Black Forest”) purchased a 10% convertible note in the principal amount of $53,000 (the “Black Forest Note”) of which the Company received $50,000 after payment of legal fees. On July 8, 2016, Black Forrest converted the remaining balance of principal and interest into shares of common stock. During the three months ended July 31, 2016, the Company recognized debt discount accretion of $9,992.

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

Related to RDW Note1 and RDW Note 2, during the three months ended July 31, 2016, the Company recognized $3,756 of interest expense and $35,192 of accretion related to the debt discount.

RDW Note 3 - In connection with RDW SPA 1 and amendments thereto, on March 10, 2016, the Company issued to RDW a convertible note (“RDW Note 3”) due on September 10, 2016 in the principal amount of $210,000 of which the Company received proceeds of $180,000 after payment of a $10,000 OID and due diligence fees totaling $20,000.

RDW Note 3 principal was discounted for the OID, due diligence fees, stock issued to an advisor in connection with RDW Note 3 totaling $18,000, and the intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $227,000. As this amount resulted in a total debt discount that exceeded RDW Note 3 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 3. The resulting $210,000 discount was accreted through April 30, 2016, the date RDW Note 3 was paid down to a principal and interest balance of $792.

During the three months ended July 31, 2016, the Company recognized $151,793 of accretion related to the debt discount.

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

During the three months ended July 31, 2016, the Company recognized $1,818 of interest expense and $39,715 of accretion related to the debt discount.

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

During the three months ended July 31, 2016, the Company recognized $909 of interest expense and $16,630 of accretion related to the debt discount.

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

During the three months ended July 31, 2017, the Company recognized $108 of interest expense.

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

During the three months ended July 31, 2017, the Company recognized $2,948 of interest expense and issued 3,479,200 shares of common stock upon the conversion of $51,024 of RDW Note 7 principal.

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

During the three months ended July 31, 2017, the Company recognized $1,030 of interest expense and $107,333 of accretion related to the debt discount.

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

During the three months ended July 31, 2017, the Company recognized $1,602 of interest expense and $39,590 of accretion related to the debt discount.

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

During the three months ended July 31, 2017, the Company recognized $2,274 of interest expense and $55,604 of accretion related to the debt discount.

RDW Note 11 – In connection with RDW SPA 5, on May 30, 2017, the Company issued to RDW a convertible note (“RDW Note 11”) due on November 30, 2017 in the principal amount of $81,375 of which the Company received proceeds of $65,000 after payment of a $3,875 OID and legal and due diligence fees totaling $12,500.

RDW Note 11 principle was discounted for the value of the OID, fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $102,000. As this amount resulted in a total debt discount that exceeded RDW Note 11 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 11. The resulting $81,375 discount is being accreted over the 6 month term of RDW Note 11 through November 30, 2017.

During the three months ended July 31, 2017, the Company recognized $1,129 of interest expense and $27,420 of accretion related to the debt discount.

RDW Note 1 through RDW Note 11 may hereinafter be referred to collectively as, the “RDW Notes”.

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

In total, during the three months ended July 31, 2017 and 2016, the Company recognized $9,091 and $6,483, respectively, of interest expense and $229,947 and $261,063, respectively, of accretion related to the debt discount of the RDW Notes.

In total, during the three months ended July 31, 2017, RDW converted $82,697 of RDW Note principal into 4,058,933 shares of common stock.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Product Warranties

Our manufacturer(s) provide the Company with a 2 year warranty. The Company products are sold with a 1 year manufacturer’s warranty. The Company offers a 1 year extended warranty for a fee. The extended warranty expires at the end of the second year from the date of purchase with warranty costs during the two year period being born by the manufacturer. As a result, the Company has no, or limited warranty liability exposure.

Operating Lease

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. The lease expires on March 31, 2018. The Company has no other noncancelable operating leases. Future minimum lease payments under this operating lease with an initial term in excess of one year as of July 31, 2017 are as follows:

Fiscal Year

2018

$11,227

2019

$10,144

Thereafter

$0

During the three months ended July 31, 2017 and 2016, rent expense for office space totaled $3,694 and $3,694, respectively.

NOTE 6 – STOCKHOLDER'S EQUITY

As of July 31, 2017 and April 30, 2017, there were 5,758,296 and 1,698,494 shares of common stock outstanding, respectively. As of July 31, 2017 and April 30, 2017 there were 1,000,000 shares of Series A Preferred Stock outstanding.

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

During the three months ended July 31, 2017, we issued 4,058,933 shares of common stock in exchange for convertible notes totaling $82,697.

During the year ended April 30, 2017, we issued 1,527,931 shares of common stock in exchange for convertible notes totaling $755,401, and issued 8,423 shares of common stock valued at $20,000 as fees related to the issuance of certain RDW Notes.

NOTE 7 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the quarterly period ended July 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Subsequent to July 31, 2017 and through September 6, 2017, RDW converted $27,656 of convertible note principal into 4,672,000  shares of common stock.

On August 10, 2017 and August 31, 2017, the Company received orders totaling $38,540 and $5,195, respectively, from an undisclosed governmental entity for the purchase of Cameras, clips, docking stations, data storage along with software updates on net 30 day payment terms.

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

Results of Operations

As of July 31, 2017, we had total assets of $289,890 and total liabilities of $364,962. Since our inception to July 31, 2017, we have accumulated a deficit of $3,348,037. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three Months Ended July 31, 2017 Compared with the three months ended July 31, 2016

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the three months ended July 31, 2017, the Company recognized $13,715 of revenue compared to $15,712 during the three months ended July 31, 2016. Sales decreased $1,997 or 12.7% due to the sale of fewer products. In order to improve sales, the Company recently released a 30 page catalog that includes surveillance products not previously offered. Additionally, thus far in our second fiscal quarter, we have received orders totaling approximately $46,810 and expect sales to meaningfully exceed our quarter over quarter and prior year quarter comps.

Gross profit

Gross profit was $7,304 and $4,308 during the three months ended July 31, 2017 and 2016, respectively. Our Gross margin for the three months ended July 31, 2017 and 2016 was 53.3% and 27.4%, respectively. The year-over-year increase in gross margin was due to increased volumes of higher margin product. The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance and other office related costs. General and administrative costs decreased $60,227 to $107,122 during the three months ended July 31, 2017 compared to $167,349 during the three months ended July 31, 2016. General and administrative costs decreased during the three months ended July 31, 2017 compared to the three months ended July 31, 2016 primarily due to decreased professional service fees , dues and insurance offset by slightly higher personnel costs.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs decreased $41,842 to $16,785 during the three months ended July 31, 2017 compared to $58,627 the three months ended July 31, 2016. Sales and marketing costs decreased during the three months ended July 31, 2017 compared to the three months ended July 31, 2016 due to more targeted marketing efforts.

Other Income (Expense)

All the elements of other income (expense) relate to our convertible promissory notes. During the three months ended July 31, 2017 and 2016, the Company incurred $9,091 and $6,481, respectively, of interest expense and $229,947 and $261,063, respectively, of debt discount accretion.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of July 31, 2017 our current assets totaled $268,688 and were comprised primarily of $125,796 in cash, $6,878 of accounts receivable and $136,014 of inventory and prepaid inventory. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended July 31, 2017, net cash flows used in operating activities was $126,230, compared to $228,242 for the three months ended July 31, 2016.

For the three months ended July 31, 2017, net cash flows used in investing activities was $1,747, compared to $16,480 for the three months ended July 31, 2016.

For the three months ended July 31, 2017, we generated cash flows from financing activities of $65,000 from the issuance of a convertible promissory note compared to $127,500 from the issuance of two convertible promissory notes for the three months ended July 31, 2016. To date, we have financed our operations primarily through the issuance of debt and equity.

OffBalance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 31, 2017, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2017, the Company issued 4,058,933 shares of common stock to RDW Capital, LLC upon the conversion of debt totaling $82,697.

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

3.8	Bylaws (1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split (8)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC (6)

10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC (6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC (7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC (9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC (8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC (8)
10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC (9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC (9)
10.19	Convertible Promissory Note dated October 8, 2015 with Black Forest Capital, LLC (1)
10.20	Convertible Promissory Note dated September 11, 2015 LG Capital Funding, LLC (1)
10.21	Employment Agreement Paul Feldman (1)
10.22	Shenzen AE Technology Purchase Order (1)
10.23	Agreement with Carter, Terry & Company (1)
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

(9) Incorporated by reference to Form 10-K filed on July 27, 2017.

Signatures

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Force Protection Video Equipment Corp.
(Registrant)

September 12, 2017	By: /s/ Paul Feldman
Paul Feldman Chief Executive Officer, Chief Financial Officer and Director