Form 10-Q
period 2017-10-31
Force Protection Video Equipment Corp.
filed 2017-12-14
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2017 Commission file no.: 000-55519

Force Protection Video Equipment Corp.

(Name of Small Business Issuer in its Charter)

Florida	45-1443512
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

1600 Olive Chapel Road, Suite 248 Apex, NC	27502
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (919) 780-7897

130 Iowa Lane, Suite 102, Cary, NC 27511

(Former Name, former address and former fiscal year, if changes since last report)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                Yes [  ]No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company Emerging growth company	[ ] [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).

Yes [  ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,914,996 shares of common stock, par value $0.0001, were outstanding on December 13, 2017.

Force Protection Video Equipment Corp.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Force Protection Video Equipment Corp.
Condensed Balance Sheets
	October 31,	April 30,
	2017	2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$ 74,629	$ 188,773
Accounts receivable	10,670	1,738
Inventory	128,339	104,128
Prepaids	16,950	28,153
Total current assets	230,588	322,792

Property and equipment, net of accumulated depreciation of $7,990 and $5,272, respectively	24,324	18,796
Deposits	3,595	1,945
Total assets	$ 258,507	$ 343,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$ 83,452	$ 69,177
Convertible promissory notes net of discount of $93,851 and $286,159, respectively	390,330	140,969
Total current liabilities	473,782	210,146

Long-term liabilities
Warranty	133	515
Total liabilities	473,915	210,661

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value 15,000,000 shares authorized; issued and outstanding 1,000,000 at October 31, 2017 and April 30, 2017.	100	100
Common stock, $0.0001 par value 2,000,000,000 shares authorized; issued and outstanding 19,132,996 and 1,698,494 at October 31, 2017 and April 30, 2017, respectively.	1,913	170
Additional paid-in capital	3,426,430	3,124,998
Accumulated deficit	(3,643,851)	(2,992,396)
Total stockholders' equity (deficit)	(215,408)	132,872
Total liabilities and stockholders' equity (deficit)	$ 258,507	$ 343,533

(The accompanying notes are an integral part of these condensed financial statements)

Force Protection Video Equipment Corp.
Condensed Statements of Operations (Unaudited)
For the Three and Six Months Ended October 31, 2017 and 2016
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Income
Net revenue	$ 74,798	$ 17,464	$ 88,513	$ 33,176
Cost of goods sold	24,456	12,373	30,867	23,777
Gross profit	50,342	5,091	57,646	9,399

Operating expenses
General and administrative	132,494	154,957	239,617	322,306
Sales and marketing	53,149	30,579	69,934	89,205
Total operating expenses	185,643	185,536	309,551	411,511
Loss from operations	(135,301)	(180,445)	(251,905)	(402,112)

Other (expense)
Interest expense	(9,823)	(7,651)	(18,913)	(14,132)
Accretion of debt discount	(150,690)	(161,831)	(380,637)	(422,894)
Total other (expense)	(160,513)	(169,482)	(399,550)	(437,026)
Loss before taxes	(295,814)	(349,927)	(651,455)	(839,138)
Provision for income taxes	-	-	-	-
Net loss	$ (295,814)	$ (349,927)	$ (651,455)	$ (839,138)

Net (loss) per common share basic and diluted	$ (0.03)	$ (0.54)	$ (0.08)	$ (1.90)

Weighted average common shares outstanding basic and diluted	11,746,854	643,493	7,842,065	440,516

(The accompanying notes are an integral part of these condensed financial statements)

Force Protection Video Equipment Corp.
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended October 31, 2017 and 2016
	Six Months Ended
	October 31,
	2017	2016
Cash flows from operating activities:
Net (Loss)	$ (651,455)	$ (839,138)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	2,717	2,224
Accretion of debt discount	380,637	422,894
Changes in assets and liabilities:
(Increase) in accounts receivable	(8,932)	(3,564)
(Increase) in inventory	(24,211)	(77,569)
Decrease in other assets	9,553	35,509
Increase in accounts payable and accrued expenses	14,275	20,066
Decrease in other liabilities	(382)	(112)
Net cash (used) by operating activities	(277,798)	(439,690)

Cash flows from investing activities:
Purchase of equipment and vehicles	(8,246)	(16,480)
Net cash (used) by investing activities	(8,246)	(16,480)

Cash flows from financing activities:
Proceeds from sale of common stock	600	-
Proceeds from convertible promissory notes	171,300	387,500
Net cash provided by financing activities	171,900	387,500

Increase (decrease) in cash	(114,144)	(68,670)
Cash and cash equivalents at beginning of period	188,773	227,273
Cash and cash equivalents at end of period	$ 74,629	$ 158,603

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash operating activities:
Conversion of notes payable into 17,333,633 and 546,367 shares, respectively, of common stock.	$ 146,821	$ 310,352

(The accompanying notes are an integral part of these condensed financial statements)

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2017 AND 2016

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

During the six months ended October 31, 2017 and year ended April 30, 2017, the Company recognized revenue of $88,513 and $86,075, respectively, and a net operating loss of $251,905 and $770,764, respectively. As of October 31, 2017, the Company had negative working capital of $243,194 and an accumulated deficit of $3,643,851.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements of Force Protection Video Equipment Corp. (the “Company”) as of October 31, 2017, and for the three and six months ended October 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. The Company recognized marketing and advertising costs of $49,252 and $22,513, during the three months ended October 31, 2017 and 2016, respectively, and $60,205 and $68,874 during the six months ended October 31, 2017 and 2016, respectively.

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

As of October 31, 2017 and April 30, 2017, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

Following is the computation of basic and diluted net loss per share for the three and six months ended October 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ (295,814)	$ (349,927)	$ (651,455)	$ (839,138)

Denominator:
Weighted average number of common shares outstanding	11,746,854	643,493	7,842,065	440,516

Basic and diluted EPS	$ (0.03)	$ (0.54)	$ (0.08)	$ (1.90)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	144,039,441	201,965	144,039,441	201,965

Concentrations of risk

During the three months ended October 31, 2017, one customer accounted for 51.5% of sales. During the three months ended October 31, 2016, three customers accounted for 50.2% (19.8%, 17.2% and 13.2%) of sales. During the six months ended October 31, 2017, one customer accounted for 43.5% of sales. During the six months ended October 31, 2016, one customer accounted for 10.4% of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. During the three months ended October 31, 2017, three suppliers accounted for 51.6% (19.0%, 17.1% and 15.5%) of our inventory purchases. During the six months ended October 31, 2017, three suppliers accounted for 59.8% (24.9%, 23.0% and 11.9%) of our inventory purchases. During the three months ended October 31, 2016, one supplier accounted for 62.5% of our inventory purchases. During the six months ended October 31, 2016, two suppliers accounted for 88.0% (76.2% and 11.8%) of our inventory purchases.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect adoption of ASU 2016-09 to have a material impact on its financial statements.

In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 provides new comprehensive lease accounting guidance that supersedes existing lease guidance. Upon adoption of ASU 2016-02, the Company will be required to recognize leases with terms in excess of twelve months on its balance sheet at the beginning of the earliest comparative period presented with a corresponding adjustment to stockholders’ equity (deficit). ASU 2016-02 requires the Company to capitalize most current operating lease obligations as right-of-use assets with a corresponding liability based on the present value of future operating leases. Criteria for distinguishing leases between finance and operating are substantially similar to criteria for distinguishing between capital leases and operating leases in existing lease guidance. The Company is required to adopt this new guidance in the first quarter of fiscal 2020. The Company plans to implement ASU 2016-02 for all new leases.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	October 31,	April 30,
	2017	2017
Vehicles	15,376	15,376
Furniture and fixtures	10,936	6,212
Computers and office equipment	4,227	2,480
Leasehold improvements	1,775	-
Total fixed assets	32,314	24,068
Accumulated depreciation	(7,990)	(5,272)
Total fixed assets	$ 24,324	$ 18,796

During the three months ended October 31, 2017 and 2016, the Company recognized $1,432 and $1,288, respectively, in depreciation expense. During the six months ended October 31, 2017 and 2016, the Company recognized $2,717 and $2,224, respectively, in depreciation expense. During the six months ended October 31, 2017, the Company purchased $8,246 of leasehold improvements and furniture and fixtures.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of our outstanding convertible promissory notes as of October 31, 2017:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	$ 792	$ -	$ 792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	-	8,398	8,398
RDW Capital, LLC Note 7	9/1/2016	2/1/18	42,352	28,640	70,992
RDW Capital, LLC Note 8	2/6/2017	2/1/18	48,412	5,607	54,019
RDW Capital, LLC Note 9	3/30/2017	2/1/18	78,750	5,036	83,786
RDW Capital, LLC Note 10	4/26/2017	2/1/18	110,000	4,947	114,947
RDW Capital, LLC Note 11	5/30/2017	2/1/18	81,375	2,833	84,208
RDW Capital, LLC Note 12	8/7/2017	2/7/18	52,500	1,001	53,501
Power Up Lending Gp, Ltd.	10/20/2017	7/30/18	70,000	254	70,254
Totals			$ 484,181	$ 63,999	$ 548,180
Debt discount balance			(93,851)
Balance sheet balances			$ 390,330

Following is a summary of our outstanding convertible promissory notes as of April 30, 2017:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	$ 792	$ -	$ 792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	31,674	8,291	39,965
RDW Capital, LLC Note 7	9/1/2016	3/1/17	157,500	8,664	166,164
RDW Capital, LLC Note 8	2/6/2017	8/5/17	48,412	1,477	49,889
RDW Capital, LLC Note 9	3/30/2017	9/29/17	78,750	544	79,294
RDW Capital, LLC Note 10	4/26/2017	10/26/17	110,000	98	110,098
Totals			$ 427,128	$ 26,356	$ 453,484
Debt discount balance			(286,159)
Balance sheet balances			$ 140,969

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

RDW Capital, LLC

On November 12, 2015, the Company entered into a Securities Purchase Agreement (“RDW SPA 1”) with RDW Capital, LLC (“RDW”), a Florida limited liability company. On November 12, 2015, the Company and RDW entered into the First Amended Securities Purchase Agreement. On November 12, 2015, the Company and RDW entered into the Second Amended Securities Purchase Agreement. On February 17, 2016, the Company and RDW entered into the Third Amended Securities Purchase Agreement. On February 17, 2016, the Company and RDW entered into the Fourth Amended Securities Purchase Agreement. On May 9, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 2”). On August 22, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 3”). On September 1, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 4”). On March 31, 2017, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 5”). On August 8, 2017, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 6”). RDW SPA 1, amendments thereto, RDW SPA 2, RDW SPA 3, RDW SPA 4, RDW SPA 5 and RDW SPA 6 may hereinafter be referred to collectively as, the “RDW SPAs”.

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

Related to RDW Note1 and RDW Note 2, during the three and six months ended October 31, 2016, the Company recognized $652 and $4,408, respectively of interest expense and $35,192 of accretion related to the debt discount was recognized during the six months ended October 31, 2016.

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

During the three and six months ended October 31, 2016, the Company recognized $0 and $151,793 of accretion related to the debt discount.

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

During the three and six months ended October 31, 2016, the Company recognized $1,971 and $3,790, respectively, of interest expense and $46,250 and $85,965, respectively, of accretion related to the debt discount.

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

During the three and six months ended October 31, 2016, the Company recognized $1,059 and $1,968, respectively, of interest expense and $21,250 and $37,880, respectively, of accretion related to the debt discount.

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

During the three months ended October 31, 2017 and 2016, the Company recognized $0 and $2,469, respectively, of interest expense. During the six months ended October 31, 2017 and 2016, the Company recognized $108 and $2,469, respectively, of interest expense. During the three months ended October 31, 2017 and 2016, the Company recognized $0 and $50,408, respectively, of accretion related to the debt discount. During the six months ended October 31, 2017 and 2016, the Company recognized $0 and $50,408, respectively, of accretion related to the debt discount. RDW began converting the RDW Note 6 principal into shares of common stock beginning in March 2017. During the three months ended October 31, 2017, RDW did not convert any of RDW Note 6. During the six months ended October 31, 2017, RDW converted $31,674 into 579,733 shares.

RDW Note 7 – In connection with RDW SPA 4 under which RDW agreed to purchase an aggregate of up to $367,500 in principal amount of notes, on September 1, 2016, the Company issued to RDW a convertible note (“RDW Note 7”) due on March 1, 2017 in the principal amount of $157,500 of which the Company received proceeds of $130,000 after payment of a $7,500 OID and legal and due diligence fees totaling $20,000. The second tranche for $210,000 will occur on the date that is two trading days from the date a registration statement is declared effective by the SEC. On November 30, 2017, the Company and RDW agreed to amend RDW Note 7 to extend the Maturity Date to February 1, 2018.

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

During the three months ended October 31, 2017 and 2016, the Company recognized $1,785 and $2,114, respectively, of interest expense.  During the six months ended October 31, 2017 and 2016, the Company recognized $4,733 and $2,114, respectively, of interest expense. During the three and six months ended October 31, 2016, the Company recognized $43,923, of accretion related to the debt discount which was fully accreted as of April 30, 2017. RDW began converting the RDW Note 7 principal into shares of common stock beginning in May 2017. During the three and six months ended October 31, 2017, RDW converted $64,124 into 13,274,700 shares and $112,200 into 16,753,900 shares, respectively.

RDW Note 8 – In connection with RDW SPA 4, on February 6, 2017, the Company issued to RDW a convertible note (“RDW Note 8”) due on August 5, 2017 in the principal amount of $210,000 of which the Company received proceeds of $180,000 after payment of a $10,000 OID and legal and due diligence fees totaling $20,000. On November 30, 2017, the Company and RDW agreed to amend RDW Note 8 to extend the Maturity Date to February 1, 2018.

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

During the three and six months ended October 31, 2017, the Company recognized $1,051 and $2,082, respectively, of interest expense and $5,834 and $113,167, respectively, of accretion related to the debt discount.

RDW Note 9 – In connection with RDW SPA 5, on March 30, 2017, the Company issued to RDW a convertible note (“RDW Note 9”) due on September 29, 2017 in the principal amount of $78,750 of which the Company received proceeds of $62,500 after payment of a $3,750 OID and legal and due diligence fees totaling $12,500. On November 30, 2017, the Company and RDW agreed to amend RDW Note 9 to extend the Maturity Date to February 1, 2018.

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

During the three and six months ended October 31, 2017, the Company recognized $1,707 and $3,309, respectively, of interest expense and $25,820 and $65,410, respectively, of accretion related to the debt discount.

RDW Note 10 – In connection with RDW SPA 5, on April 26, 2017, the Company issued to RDW a convertible note (“RDW Note 10”) due on October 26, 2017 in the principal amount of $110,000 of which the Company received proceeds of $90,000 after payment of a $10,000 OID and legal fees totaling $10,000. On November 30, 2017, the Company and RDW agreed to amend RDW Note 10 to extend the Maturity Date to February 1, 2018.

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

During the three and six months ended October 31, 2017, the Company recognized $2,321 and $4,595, respectively, of interest expense and $51,978 and $107,582, respectively, of accretion related to the debt discount.

RDW Note 11 – In connection with RDW SPA 5, on May 30, 2017, the Company issued to RDW a convertible note (“RDW Note 11”) due on November 30, 2017 in the principal amount of $81,375 of which the Company received proceeds of $65,000 after payment of a $3,875 OID and legal and due diligence fees totaling $12,500. On November 30, 2017, the Company and RDW agreed to amend RDW Note 11 to extend the Maturity Date to February 1, 2018.

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

During the three and six months ended October 31, 2017, the Company recognized $1,704 and $2,833, respectively, of interest expense and $40,688 and $68,108, respectively, of accretion related to the debt discount.

RDW Note 12 – In connection with RDW SPA 6, on August 7, 2017, the Company issued to RDW a convertible note (“RDW Note 12”) due on February 7, 2018 in the principal amount of $52,500 of which the Company received proceeds of $46,000 after payment of a $2,500 OID and legal and due diligence fees totaling $4,000.

RDW Note 12 principle was discounted for the value of the OID, fees and intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $107,283. As this amount resulted in a total debt discount that exceeded RDW Note 12 principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of RDW Note 12. The resulting $52,500 discount is being accreted over the 6 month term of RDW Note 12 through February 7, 2018.

During the three months ended October 31, 2017, the Company recognized $1,001 of interest expense and $24,253 of accretion related to the debt discount.

RDW Note 1 through RDW Note 12 may hereinafter be referred to collectively as, the “RDW Notes”.

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

In total, during the three months ended October 31, 2017 and 2016, the Company recognized $9,569 and $7,651, respectively, of interest expense and $148,573 and $161,831, respectively, of accretion related to the debt discount of the RDW Notes. In total, during the six months ended October 31, 2017 and 2016, the Company recognized $18,660 and $14,132, respectively, of interest expense and $378,520 and $405,161, respectively, of accretion related to the debt discount of the RDW Notes.

In total, during the three months ended October 31, 2017, RDW converted $64,124 of RDW Note principal into 13,274,700 shares of common stock. In total, during the six months ended October 31, 2017, RDW converted $146,821 of RDW Note principal into 17,333,633 shares of common stock.

On October 20, 2017 the Company sold and Power Up Lending Group, Ltd. (“Power Up”) purchased a 12% convertible note in the principal amount of $70,000 (the “Power Up Note”) of which the Company received $60,300 after payment of legal fees. The Power Up Note matures on July 30, 2018. The Power Up Note is convertible into common stock, at Power Up’s option any time during the period beginning on the date which is one hundred eighty (180) days following the date of rgw Power Up Note, at a price for each share of common stock equal to 61% of the average of the lowest two (2) trading prices during the twenty (20) trading days immediately preceding the applicable conversion. In no event shall Power Up effect a conversion if such conversion results in Power Up beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Power Up Note and accrued interest may be prepaid within the 180 day period following the issuance date at an amount equal to 115% - 140% of the outstanding principle and unpaid interest. After expiration of the 180 days, the Power Up Note may not be prepaid. Any principal and interest unpaid when due shall bear interest at 22%. Upon the occurrence of an event of default the balance of principle and interest shall become immediately due at the default amount which is equal to the sum of the unpaid principal and interest multiplied by 150% which result is then multiplied by two (2) (the "Default Amount").

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Power Up Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $44,754. This Power Up Note has been discounted by $44,754 which is being accreted over the 10 month term of the Power Up Note.

During the three and Six Months Ended October 31, 2017, the Company recognized interest expense of $254 and $2,117 of debt discount accretion related to the Power Up Note.

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

Operating Leases

On November 15, 2017, the Company entered into a lease of office space at 1600 Olive Chapel Road, Apex, North Carolina 27502. The lease expires on November 30, 2020 and includes an option to extend the lease an additional term or three years. Rent is $1,650 per month and is increased each anniversary by 3%. The Company paid a $1,650 security deposit. The Company has adopted ASC 2016-2; Leases (Topic 842). As a result, The Company is required to estimate and record the right of use asset (“ROU Asset”) and lease liability on the face of The Company’s balance sheet. The Company determined the ROU Asset and lease liability to be $51,063 which compares to the total payments of the initial three year term of $61,200. The company determined that there was no discount rate implicit in the lease. Thus, the Company used its incremental borrowing rate of 12% to discount the lease payments in the determination of the ROU asset and lease liability.

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. Subsequent to October 31, 2017, The Company moved and this lease was terminated with no further obligations

The Company has no other noncancelable operating leases. Future minimum lease payments under this operating lease with an initial term in excess of one year as of October 31, 2017 are as follows:

Fiscal Year
2018	$ 9,481
2019	$ 20,048
2020	$ 20,649
2021	$ 12,253
Thereafter	$ 0

During the three months ended October 31, 2017 and 2016, rent expense for office space totaled $3,694 and $3,694, respectively. During the six months ended October 31, 2017 and 2016, rent expense for office space totaled $7,388 and $7,576, respectively.

NOTE 6 – STOCKHOLDER'S EQUITY

As of October 31, 2017 and April 30, 2017, there were 19,132,996 and 1,698,494 shares of common stock outstanding, respectively. As of October 31, 2017 and April 30, 2017 there were 1,000,000 shares of Series A Preferred Stock outstanding.

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

On December 8, 2017, we amended our Articles of Incorporation to increase our authorized common stock from 750,000,000 shares to 2,000,000,000 shares and to increase our authorized Series A Preferred Stock from 5,000,000 shares to 15,000,000 shares.

During the six months ended October 31, 2017, we issued 1) 17,333,633 shares of common stock in exchange for convertible notes totaling $146,821; and 2) 100,000 shares in exchange for $600.

During the year ended April 30, 2017, we issued 1,527,931 shares of common stock in exchange for convertible notes totaling $755,401, and issued 8,423 shares of common stock valued at $20,000 as fees related to the issuance of certain RDW Notes.

NOTE 7 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the quarterly period ended  October 31, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Subsequent to October 31, 2017 and through December 11, 2017, RDW converted $19,172 of convertible note principal and interest into 9,232,000  shares of common stock.

The Company received a notice from our lenders that our common stock reserve needed to be increased. As such, we filed an amendment to our Articles of Incorporation increasing the authorized common stock from 750,000,000 to 2,000,000,000 and increasing the authorized preferred stock from 5,000,000 to 15,000,000.

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

Cobraextreme HD Corp.

On September 19, 2017, the Company caused to be incorporated Cobraextreme HD Corp., a North Carolina corporation as a wholly owned subsidiary. The purpose of the subsidiary will be to sell
HD video sports cameras and accessories which are similar to those sold by GoPro. Cobraextreme will also sell goggles and sunglass cameras. We expect this subsidiary to be operational in our third fiscal quarter.

Results of Operations

As of October 31, 2017, we had total assets of $258,507 and total liabilities of $473,915. Since our inception to October 31, 2017, we have accumulated a deficit of $3,643,851. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three and six months ended October 31, 2017 compared with the three and six months ended October 31, 2016

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the three months ended October 31, 2017, the Company recognized $74,798 of revenue growing 328% year-over-year from $17,464 in the second quarter of fiscal 2016. For the six months ended October 31, 2017, the Company recognized $88,513 of revenue growing 167% year-over-year from $33,176 during the first half of fiscal 2016. In order to improve sales, earlier in fiscal 2017, the Company released a 30 page catalog that includes surveillance products not previously offered.

Gross profit

Gross profit was $50,342 and $5,091 during the three months ended October 31, 2017 and 2016, respectively. Gross profit was $57,646 and $9,399 during the six months ended October 31, 2017 and 2016, respectively. Our Gross margin for the three months ended October 31, 2017 and 2016 was 67% and 29%, respectively. Our Gross margin for the six months ended October 31, 2017 and 2016 was 65% and 28%, respectively. The year-over-year increase in gross margin was due to increased volumes of higher margin product. The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance and other office related costs. General and administrative costs decreased by $22,463 to $132,494 during the three months ended October 31, 2017 compared to $154,957 during the three months ended October 31, 2016. General and administrative costs decreased by $82,689 to $239,617 during the six months ended October 31, 2017 compared to $322,306 during the six months ended October 31, 2016. General and administrative costs decreased during the three and six months ended October 31, 2017 compared to the three and six months ended October 31, 2016 primarily due to decreased professional service fees, dues and insurance offset by slightly higher travel costs.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs increased by $22,570 to $53,149 during the three months ended October 31, 2017 compared to $30,579 during the three months ended October 31, 2016. Sales and marketing costs decreased by $19,271 to $69,934 during the six months ended October 31, 2017 compared to $89,205 during the six months ended October 31, 2016. Sales and marketing costs increased during the three months ended October 31, 2017 compared to the three months ended October 31, 2016 due to and increase in advertising costs whereas sales and marketing costs decreased during the six months ended October 31, 2017 compared to the six months ended October 31, 2016 due to more targeted marketing efforts.

Other (Expense)

All the elements of other income (expense) relate to our convertible promissory notes. During the three months ended October 31, 2017 and 2016, the Company incurred $9,823 and $7,651, respectively, of interest expense and $150,690 and $161,831, respectively, of debt discount accretion. During the six months ended October 31, 2017 and 2016, the Company incurred $18,913 and $14,132, respectively, of interest expense and $380,637 and $422,894, respectively, of debt discount accretion.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of October 31, 2017 our current assets totaled $230,588 and were comprised primarily of $74,629 in cash, $10,670 of accounts receivable and $128,339 of inventory. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended October 31, 2017, net cash flows used in operating activities was $277,798, compared to $439,690 for the six months ended October 31, 2016.

For the six months ended October 31, 2017, net cash flows used in investing activities was $8,246, compared to $16,480 for the six months ended October 31, 2016 The cash used in investing activities was for the purchase of fixed assets.

For the six months ended October 31, 2017, we generated cash flows from financing activities of $171,900 primarily from the issuance of three convertible promissory notes compared to $387,500 from the issuance of four convertible promissory notes for the six months ended October 31, 2016. To date, we have financed our operations primarily through the issuance of debt and equity.

OffBalance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of October 31, 2017, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2017, the Company issued 1) 17,333,633 shares of common stock to RDW Capital, LLC upon the conversion of debt totaling $146,821; and 2) 100,000 shares in exchange for $600.

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

3.8	Bylaws (1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split (8)
3.10*	Amendment to Articles of Incorporation effective December 8, 2017 to increase the authorized common stock outstanding to 2,000,000,000 and increase Series A Preferred stock to 15,000,000
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)

10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC (6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC (6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC (7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC (9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC (8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC (8)
10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC (9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC (9)
10.24	Securities Purchase Agreement dated August 8, 2017 with RDW Capital, LLC (10)
10.25	Convertible Promissory Note dated August 7, 2017 held by RDW Capital, LLC (10)
10.26	Securities Purchase Agreement dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.27	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.29	Employment Agreement Paul Feldman (1)
10.30	Shenzen AE Technology Purchase Order (1)
10.31	Agreement with Carter, Terry & Company (1)
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

(3) Incorporated by reference to Form S-1/A filed on March 7, 2016

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

(6) Incorporated by reference to Form 8-K filed on August 24, 2016.

(7) Incorporated by reference to Form S-1 filed on October 11, 2016.

(8) Incorporated by reference to Form 8-K filed on March 31, 2017.

(9) Incorporated by reference to Form 10-K filed on July 27, 2017.

(10) Incorporated by reference to Form 8-K filed on August 10, 2017.

(11) Incorporated by reference to Form 8-K filed on October 25, 2017.

Signatures

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Force Protection Video Equipment Corp.
(Registrant)

December 14, 2017	By: /s/ Paul Feldman
Paul Feldman Chief Executive Officer, Chief Financial Officer and Director