Form 10-Q
period 2018-01-31
Force Protection Video Equipment Corp.
filed 2018-02-28
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2018 Commission file no.: 000-55519

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,658,196 shares of common stock, par value $0.0001, were outstanding on February 27, 2018.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2018 (Unaudited)

and April 30, 2017 (audited)

1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended

January 31, 2018 and 2017 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

January 31, 2018 and 2017 (Unaudited)

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

20

Item 4.

Controls and Procedures

23

PART II - OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

25

Item 5.

Other Information

25

Item 6.

Exhibits

26

Signatures

28

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Force Protection Video Equipment Corp.
Condensed Consolidated Balance Sheets
	January 31,	April 30,
	2018	2017
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$ 56,674	$ 188,773
Accounts receivable	17,053	1,738
Inventory	121,450	104,128
Prepaids	8,798	28,153
Total current assets	203,975	322,792

Property and equipment, net of accumulated depreciation of $9,421 and $5,272, respectively	22,893	18,796
Operating lease ROU asset	48,672	-
Deposits	2,400	1,945
Total assets	$ 277,940	$ 343,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$ 84,145	$ 69,177
Operating lease liability	14,840	-
Convertible promissory notes net of discount of $85,426 and $286,159, respectively	423,442	140,969
Total current liabilities	522,427	210,146

Long-term liabilities
Warranty	113	515
Operating lease liability	33,933	-
Total liabilities	556,473	210,661

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value 15,000,000 shares authorized; issued and outstanding 5,000,000 and 1,000,000 at January 31, 2018 and April 30, 2017, respectively.	500	100
Common stock, $0.0001 par value 2,000,000,000 shares authorized; issued and outstanding 54,035,496 and 1,698,494 at January 31, 2018 and April 30, 2017, respectively.	5,403	170
Additional paid-in capital	3,530,980	3,124,998
Accumulated deficit	(3,815,416)	(2,992,396)
Total stockholders' equity (deficit)	(278,533)	132,872
Total liabilities and stockholders' equity (deficit)	$ 277,940	$ 343,533

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Force Protection Video Equipment Corp
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended January 31, 2018 and 2017

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Income
Net revenue	$ 50,669	$ 44,489	$ 139,182	$ 77,666
Cost of goods sold	29,510	29,805	60,377	53,582
Gross profit	21,159	14,684	78,805	24,084

Operating expenses
General and administrative	108,662	122,512	348,279	444,819
Sales and marketing	4,483	28,088	74,417	117,294
Total operating expenses	113,145	150,600	422,696	562,113
Loss from operations	(91,986)	(135,916)	(343,891)	(538,029)

Other (expense)
Interest expense	(11,843)	(7,175)	(30,756)	(21,307)
Accretion of debt discount	(67,736)	(144,753)	(448,373)	(567,647)
Total other (expense)	(79,579)	(151,928)	(479,129)	(588,954)
Loss before taxes	(171,565)	(287,844)	(823,020)	(1,126,983)
Provision for income taxes	-	-	-	-
Net loss	$ (171,565)	$ (287,844)	$ (823,020)	$(1,126,983)

Net (loss) per common share basic and diluted	$ (0.01)	$ (0.35)	$ (0.05)	$ (1.99)

Weighted average common shares outstanding basic and diluted	32,194,936	813,129	16,007,454	566,217

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Force Protection Video Equipment Corp
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended January 31, 2018 and 2017
	Nine Months Ended
	January 31,
Cash flows from operating activities:	2018	2017
Net (Loss)	$ (823,020)	$ (1,126,983)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	4,149	3,510
Accretion of debt discount	448,373	567,647
Share based compensation expense	600	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(15,315)	(20,143)
(Increase) decrease in inventory	(17,322)	(61,777)
(Increase) decrease in other assets	(29,772)	17,009
Increase (decrease) in accounts payable and accrued expenses	22,183	47,682
Increase (decrease) in other liabilities	48,371	(305)
Net cash (used) by operating activities	(361,753)	(573,360)

Cash flows from investing activities:
Purchase of equipment and vehicles	(8,246)	(16,480)
Net cash (used) by investing activities	(8,246)	(16,480)

Cash flows from financing activities:
Proceeds from sale of common stock	600	-
Proceeds from sale of preferred stock	4,000	-
Proceeds from convertible promissory notes	233,300	387,500
Net cash provided by financing activities	237,900	387,500

Increase (decrease) in cash	(132,099)	(202,340)
Cash and cash equivalents at beginning of period	188,773	227,273
Cash and cash equivalents at end of period	$ 56,674	$ 24,933

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash operating activities:
Value of common stock issued in exchange for services	$ 600	$ -
Conversion of notes payable into 52,136,133 and 773,722 shares, respectively, of common stock	$ 203,350	$ 467,987

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2018 AND 2017

NOTE 1 – ORAGNIZATION AND GOING CONCERN

Organization

Force Protection Video Equipment Corp., together with its wholly owned subsidiary, Cobraxtreme HD Corp. (collectively, the Company), is in the business of selling video and audio capture devices and accessories to consumers and law enforcement. Force Protection Video Equipment Corp. was incorporated on March 11, 2011, under the laws of the State of Florida. On February 2, 2015 the Company changed its name to Force Protection Video Equipment Corp.

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the nine months ended January 31, 2018 and year ended April 30, 2017, the Company recognized revenue of $139,182 and $86,075, respectively, and a net operating loss of $343,738 and $770,764, respectively. As of January 31, 2018, the Company had negative working capital of $318,299 and an accumulated deficit of $3,815,263.

In view of these conditions, the ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Historically, the Company has relied upon funds from the sale of shares of stock, issuance of promissory notes and loans from its shareholders and private investors to finance its operations and growth. Management is planning to raise necessary additional funds for working capital through loans and/or additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements of Force Protection Video Equipment Corp. as of January 31, 2018, and for the three and nine months ended January 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, Cobraxtreme HD Corp. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly owned subsidiary, Cobraxtreme HD Corp. All significant intercompany transactions and balances have been eliminated. Cobraxtreme HD Corp. was incorporated under the laws of the State of North Carolina on September 19, 2017.

Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. The Company recognized marketing and advertising costs of $150 and $16,979, during the three months ended January 31, 2018 and 2017, respectively, and $60,355 and $85,854 during the nine months ended January 31, 2018 and 2017, respectively.

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

As of January 31, 2018 and April 30, 2017, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended January 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ (171,565)	$ (287,844)	$ (823,020)	$ (1,126,983)

Denominator:
Weighted average number of common shares outstanding	32,194,936	813,129	16,007,454	566,217

Basic and diluted EPS	$ (0.01)	$ (0.35)	$ (0.05)	$ (1.99)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	297,910,788	405,160	297,910,788	405,160

Concentrations of risk

During the three months ended January 31, 2018, two customers accounted for 46.2% (32.7% and 13.5%) of sales. During the three months ended January 31, 2017, two customers accounted for 64.0% (50.1% and 13.9%) of sales. During the nine months ended January 31, 2018, two customers accounted for 39.6% (11.9% and 27.7%) of sales. During the nine months ended January 31, 2017, one customer accounted for 28.7% of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. During the three months ended January 31, 2018, two suppliers accounted for 39.9% (27.9% and 12.0%) of our inventory purchases. During the nine months ended January 31, 2018, four suppliers accounted for 64.0% (19.5%, 19.2%, 13.9% and 11.4%) of our inventory purchases. During the three months ended January 31, 2017, three suppliers accounted for 86.3% (60.8%, 15.0% and 10.5%) of our inventory purchases. During the nine months ended January 31, 2017, two suppliers accounted for 82.9% (71.8% and 11.1%) of our inventory purchases.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect adoption of ASU 2017-11 to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company does not expect adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued authoritative guidance under ASU No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our consolidated financial statements.

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	January 31,	April 30,
	2018	2017
Vehicles	15,376	15,376
Furniture and fixtures	10,936	6,212
Computers and office equipment	4,227	2,480
Leasehold improvements	1,775	-
Total fixed assets	32,314	24,068
Accumulated depreciation	(9,421)	(5,272)
Total fixed assets	$ 22,893	$ 18,796

During the three months ended January 31, 2018 and 2017, the Company recognized $1,432 and $1,286, respectively, in depreciation expense. During the nine months ended January 31, 2018 and 2017, the Company recognized $4,149 and $3,510, respectively, in depreciation expense. During the nine months ended January 31, 2018 and 2017, the Company purchased $8,246 and $16,480, respectively, of leasehold improvements and furniture and fixtures.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of our outstanding convertible promissory notes as of January 31, 2018:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	$ 792	$ -	$ 792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	-	889	889
RDW Capital, LLC Note 7	9/1/2016	2/1/18	25,701	14,276	39,977
RDW Capital, LLC Note 8	2/6/2017	2/1/18	48,412	4,633	53,045
RDW Capital, LLC Note 9	3/30/2017	2/1/18	78,750	5,559	84,309
RDW Capital, LLC Note 10	4/26/2017	2/1/18	77,338	6,932	84,270
RDW Capital, LLC Note 11	5/30/2017	2/1/18	81,375	4,572	85,947
RDW Capital, LLC Note 12	8/7/2017	2/7/18	52,500	2,106	54,606
Power Up Lending Gp Note 1	10/20/2017	7/30/18	70,000	2,411	72,411
Power Up Lending Gp Note 2	11/16/2017	8/30/18	36,000	911	36,911
Power Up Lending Gp Note 3	1/5/2018	10/10/18	38,000	326	38,326
Totals			$ 508,868	$ 49,897	$ 558,765
Debt discount balance			(85,426)
Balance sheet balances			$ 423,442

Following is a summary of our outstanding convertible promissory notes as of April 30, 2017:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	$ 792	$ -	$ 792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	31,674	8,291	39,965
RDW Capital, LLC Note 7	9/1/2016	3/1/17	157,500	8,664	166,164
RDW Capital, LLC Note 8	2/6/2017	8/5/17	48,412	1,477	49,889
RDW Capital, LLC Note 9	3/30/2017	9/29/17	78,750	544	79,294
RDW Capital, LLC Note 10	4/26/2017	10/26/17	110,000	98	110,098
Totals			$ 427,128	$ 26,356	$ 453,484
Debt discount balance			(286,159)
Balance sheet balances			$ 140,969

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

As of April 30, 2016, RDW Note 3 was paid down to a principal balance of $792.

During the three and nine months ended January 31, 2017, the Company recognized $0 and $151,793 of accretion related to the debt discount.

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

During the three and nine months ended January 31, 2017, the Company recognized $750 and $4,540, respectively, of interest expense and $6,535 and $92,500, respectively, of accretion related to the debt discount.

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

During the three and nine months ended January 31, 2017, the Company recognized $775 and $2,742, respectively, of interest expense and $4,620 and $42,500, respectively, of accretion related to the debt discount.

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

During the three months ended January 31, 2018 and 2017, the Company recognized -$293 and $3,304, respectively, of interest expense. During the nine months ended January 31, 2018 and 2017, the Company recognized -$186 and $5,773, respectively, of interest expense. During the three months ended January 31, 2018 and 2017, the Company recognized $0 and $66,250, respectively, of accretion related to the debt discount. During the nine months ended January 31, 2018 and 2017, the Company recognized $0 and $132,500, respectively, of accretion related to the debt discount. RDW began converting the RDW Note 6 principal into shares of common stock beginning in March 2017. During the three months ended January 31, 2018, RDW converted $7,216 of unpaid interest into 4,340,000 shares. During the nine months ended January 31, 2018, RDW converted $39,183 into 4,919,733 shares.

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

During the three months ended January 31, 2018 and 2017, the Company recognized $879 and $3,296, respectively, of interest expense.  During the nine months ended January 31, 2018 and 2017, the Company recognized $5,612 and $8,664, respectively, of interest expense. During the three and nine months ended January 31, 2017, the Company recognized $67,348 and 111,271, respectively, of accretion related to the debt discount which was fully accreted as of April 30, 2017. RDW began converting the RDW Note 7 principal into shares of common stock beginning in May 2017. During the three and nine months ended January 31, 2018, RDW converted $16,652 into 7,832,000 shares and $131,800 into 24,585,900 shares, respectively.

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

During the three and nine months ended January 31, 2018, the Company recognized $1,073 and $3,155, respectively, of interest expense and $0 and $113,167, respectively, of accretion related to the debt discount. RDW began converting the RDW Note 8 principal into shares of common stock beginning in February 2017 through year end in April 2017. RDW has not converted any of RDW Note 8 during the nine months ended January 31, 2018.

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

During the three and nine months ended January 31, 2018, the Company recognized $1,706 and $5,015, respectively, of interest expense and $0 and $65,410, respectively, of accretion related to the debt discount.

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

During the three and nine months ended January 31, 2018, the Company recognized $2,240 and $6,835, respectively, of interest expense and $0 and $107,582, respectively, of accretion related to the debt discount. RDW began converting the RDW Note 10 principal into shares of common stock beginning in December 2017. During the three and nine months ended January 31, 2018, RDW converted $32,662 into 22,630,500 shares.

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

During the three and nine months ended January 31, 2018, the Company recognized $1,739 and $4,572, respectively, of interest expense and $13,267 and $81,375, respectively, of accretion related to the debt discount.

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

During the three and nine months ended January 31, 2018, the Company recognized $1,105 and $2,106, respectively, of interest expense and $26,250 and $50,503, respectively, of accretion related to the debt discount.

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

In total, during the three months ended January 31, 2018 and 2017, the Company recognized $8,449 and $7,175, respectively, of interest expense and $39,517 and $144,753, respectively, of accretion related to the debt discount of the RDW Notes. In total, during the nine months ended January 31, 2018 and 2017, the Company recognized $27,109 and $21,307, respectively, of interest expense and $418,037 and $549,914, respectively, of accretion related to the debt discount of the RDW Notes.

In total, during the three months ended January 31, 2018, RDW converted $56,529 of RDW Note principal and interest into 34,802,500 shares of common stock. In total, during the nine months ended January 31, 2018, RDW converted $203,350 of RDW Note principal and interest into 52,136,133 shares of common stock.

Power Up Lending Group Ltd.

Power Up Note 1 – On October 20, 2017 the Company sold and Power Up Lending Group, Ltd. (“Power Up”) purchased a 12% convertible note in the principal amount of $70,000 (the “Power Up Note 1”) of which the Company received $60,300 after payment of legal fees. The Power Up Note 1 matures on July 30, 2018.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Power Up Note 1 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $44,754. This Power Up Note 1 has been discounted by $44,754 which is being accreted over the 10 month term of the Power Up Note 1.

During the three and nine months ended January 31, 2018, the Company recognized interest expense of $2,157 and $2,411, respectively, and $17,702 and $19,819, respectively, of debt discount accretion.

Power Up Note 2 – On November 16, 2017 the Company sold and Power Up purchased a 12% convertible note in the principal amount of $36,000 (the “Power Up Note 2”) of which the Company received $30,000 after payment of legal fees. The Power Up Note 2 matures on August 30, 2018.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Power Up Note 2 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $23,016. This Power Up Note 2 has been discounted by $44,754 which is being accreted over the 10 month term of the Power Up Note.

During the three and nine months ended January 31, 2018, the Company recognized interest expense of $911 and $7,684 of debt discount accretion.

Power Up Note 3 – On January 5, 2018 the Company sold and Power Up Lending Group, Ltd. (“Power Up”) purchased a 12% convertible note in the principal amount of $38,000 (the “Power Up Note 3”) of which the Company received $32,000 after payment of legal fees. The Power Up Note 3 matures on October 10, 2018.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Power Up Note 3 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $24,295. This Power Up Note 3 has been discounted by $30,295 which is being accreted over the 10 month term of the Power Up Note.

During the three and nine months ended January 31, 2018, the Company recognized interest expense of $326 and $2,833 of debt discount accretion.

Power Up Note 1 through Power Up Note 3 may hereinafter be referred to collectively as, the “Power Up Notes”.

The Power Up Notes have identical terms and conditions, including convertibility into common stock, at Power Up’s option any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Power Up Note, at a price for each share of common stock equal to 61% of the average of the lowest two (2) trading prices during the twenty (20) trading days immediately preceding the applicable conversion. In no event shall Power Up effect a conversion if such conversion results in Power Up beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Power Up Notes and accrued interest may be prepaid within the 180 day period following the issuance date at an amount equal to 115% - 140% of the outstanding principle and unpaid interest. After expiration of the 180 days, the Power Up Note may not be prepaid. Any principal and interest unpaid when due shall bear interest at 22%. Upon the occurrence of an event of default the balance of principle and interest shall become immediately due at the default amount which is equal to the sum of the unpaid principal and unpaid interest multiplied by 150%.

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

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. During the three months ended January 31, 2018, the Company moved and this lease was terminated with no further obligations

The Company has no other noncancelable operating leases. Future minimum lease payments under this operating lease with an initial term in excess of one year as of January 31, 2018 are as follows:

Fiscal Year

2018

$4,950

2019

$20,048

2020

$20,649

2021

$12,253

Thereafter

$0

During the three months ended January 31, 2018 and 2017, rent expense for office space totaled $4,192 and $3,658, respectively. During the nine months ended January 31, 2018 and 2017, rent expense for office space totaled $11,580 and $11,234, respectively.

NOTE 6 – STOCKHOLDER'S EQUITY

As of January 31, 2018 and April 30, 2017, there were 54,035,496 and 1,698,494 shares of common stock outstanding, respectively. As of January 31, 2018 and April 30, 2017 there were 5,000,000 and 1,000,000 shares of Series A Preferred Stock outstanding, respectively.

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

During the nine months ended January 31, 2018, we issued 1) 52,136,133 shares of common stock in exchange for convertible notes totaling $203,350; 2) 100,000 shares in exchange for $600; 3) 100,000 shares in exchange for services valued at $600; and 4) 4,000,000 shares of Series A Preferred Stock to Paul Feldman, CEO in exchange for $4,000. Each Series A preferred share is entitled to 200,000 (i.e., 200:1) votes per share and carries no right of conversion into shares of common stock.

During the year ended April 30, 2017, we issued 1,527,931 shares of common stock in exchange for convertible notes totaling $755,401, and issued 8,423 shares of common stock valued at $20,000 as fees related to the issuance of certain RDW Notes.

NOTE 7 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent of the quarterly period ended  January 31, 2018 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Subsequent to January 31, 2018 and through February 28, 2018, RDW converted $30,490 of convertible note principal into 26,622,700  shares of common stock.

ITEM 2.    MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our April 30, 2017 Annual Report on Form 10-K.

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

Cobraxtreme HD Corp.

On September 19, 2017, the Company caused to be incorporated Cobraxtreme HD Corp., a North Carolina corporation as a wholly owned subsidiary. The purpose of the subsidiary will be to sell HD video sports cameras and accessories which are similar to those sold by GoPro. Cobraxtreme will also sell goggles and sunglass cameras. We expect this subsidiary to be operational in our third fiscal quarter.

Results of Operations

As of January 31, 2018, we had total assets of $278,093 and total liabilities of $556,473. Since our inception to January 31, 2018, we have accumulated a deficit of $3,815,263. We anticipate that we will continue to incur losses for the foreseeable future. Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three and nine months ended January 31, 2018 compared with the three and nine months ended January 31, 2017

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the three months ended January 31, 2018, the Company recognized $50,669 of revenue growing 13.9% year-over-year from $44,489 in the third quarter of fiscal 2017. For the nine months ended January 31, 2018, the Company recognized $139,182 of revenue growing 79.2% year-over-year from $77,666 during the first nine months of fiscal 2017. In order to improve sales, earlier in fiscal 2017, the Company released a 30 page catalog that includes surveillance products not previously offered.

Gross profit

Gross profit was $21,159 and $14,684 during the three months ended January 31, 2018 and 2017, respectively. Gross profit was $78,805 and $24,084 during the nine months ended January 31, 2018 and 2017, respectively. Our Gross margin for the three months ended January 31, 2018 and 2017 was 41.8% and 33.0%, respectively. Our Gross margin for the nine months ended January 31, 2018 and 2017 was 56.6% and 31.0%, respectively. The year-over-year increase in gross margin was due to increased volumes of higher margin product. The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance and other office related costs. General and administrative costs decreased by $13,850 to $108,662 during the three months ended January 31, 2018 compared to $122,512 during the three months ended January 31, 2017. General and administrative costs decreased by $96,540 to $348,279 during the nine months ended January 31, 2018 compared to $444,819 during the nine months ended January 31, 2017. General and administrative costs decreased during the three and nine months ended January 31, 2018 compared to the three and nine months ended January 31, 2017 primarily due to decreased professional service fees, dues and insurance offset by slightly higher travel costs.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs decreased by $23,605 to $4,483 during the three months ended January 31, 2018 compared to $28,088 during the three months ended January 31, 2017. Sales and marketing costs decreased by $42,877 to $74,417 during the nine months ended January 31, 2018 compared to $117,294 during the nine months ended January 31, 2017. Sales and marketing costs decreased during the three and nine months ended January 31, 2018 compared to the three and nine months ended January 31, 2017 due to more targeted marketing efforts.

Other (Expense)

All the elements of other income (expense) relate to our convertible promissory notes. During the three months ended January 31, 2018 and 2017, the Company incurred $11,843 and $7,175, respectively, of interest expense and $67,736 and $144,753, respectively, of debt discount accretion. During the nine months ended January 31, 2018 and 2017, the Company incurred $30,756 and $21,307, respectively, of interest expense and $448,373 and $567,647, respectively, of debt discount accretion.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of January 31, 2018 our current assets totaled $203,975 and were comprised primarily of $56,675 in cash, $17,053 of accounts receivable and $121,450 of inventory. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended January 31, 2018, net cash flows used in operating activities was $361,753, compared to $573,360 for the nine months ended January 31, 2017.

For the nine months ended January 31, 2018, net cash flows used in investing activities was $8,246, compared to $16,480 for the nine months ended January 31, 2017. The cash used in investing activities was for the purchase of fixed assets.

For the nine months ended January 31, 2018, we generated cash flows from financing activities of $237,900 primarily from the issuance of five convertible promissory notes compared to $387,500 from the issuance of four convertible promissory notes for the nine months ended January 31, 2017. To date, we have financed our operations primarily through the issuance of debt and equity.

OffBalance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of January 31, 2018, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2018, the Company issued 1) 34,802,500 shares of common stock to RDW Capital, LLC upon the conversion of debt totaling $56,529; and 2) 100,000 shares in exchange for services valued at $600.

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
3.6

Amendment to Articles of Incorporation filed on January 19, 2016 to increase the authorized common stock outstanding from 50,000,000 to 250,000,000; par value $0.0001 and to create a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred stock;  par value $0.0001 (12)

3.7

Amendment to Articles of Incorporation effective September 8, 2016 to increase the authorized common stock outstanding to 750,000,000; par value $0.0001 and increase Series A Preferred stock to 5,000,000;  par value $0.0001 (7)

3.8	Bylaws (1)
3.9 3.10

Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split (8)

Amendment to Articles of Incorporation effective December 8, 2017 to increase the authorized common stock outstanding to 2,000,000,000 and increase Series A Preferred stock to 15,000,000 (12)

10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC (6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC (6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC (7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC (9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC (8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC (8)

10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC (9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC (9)
10.24	Securities Purchase Agreement dated August 8, 2017 with RDW Capital, LLC (10)
10.25	Convertible Promissory Note dated August 7, 2017 held by RDW Capital, LLC (10)
10.26	Securities Purchase Agreement dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.27	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.29	Employment Agreement Paul Feldman (1)
10.30	Shenzen AE Technology Purchase Order (1)
10.31	Agreement with Carter, Terry & Company (1)
10.32*	Convertible Promissory Note dated November 16, 2017 with Power Up Lending Group, Ltd.
10.33*	Convertible Promissory Note dated January 5, 2018 with Power Up Lending Group, Ltd.
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

(3) Incorporated by reference to Form S-1/A filed on March 7, 2016.

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

(12) Incorporated by reference to Form 10-Q filed on December 14, 2017.

Signatures

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Force Protection Video Equipment Corp.
(Registrant)

February 28, 2018	By: /s/ Paul Feldman
Paul Feldman Chief Executive Officer, Chief Financial Officer and Director