Form 10-K
period 2018-04-30
Force Protection Video Equipment Corp.
filed 2018-08-14
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55519

Force Protection Video Equipment Corp.

 (Exact name of registrant as specified in its charter)

Florida	45-1443512
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1600 Olive Chapel Rd., Apex, NC	27502
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	☐
	Smaller reporting company	☒
Non-accelerated filer (Do not check if a smaller reporting company)	Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes o No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on October 31, 2017, as reported on the Over the Counter Markets Group Inc. was $118,000.

As of August 13, 2018 there were 606,417,622 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

FORCE PROTECTION VIDEO EQUIPMENT CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2018

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

Surveillance Cameras. Retail price: $100-$1,800. The Surveillance cameras now offered are state of the art, disguised cameras sold exclusively to law enforcement. Due to the sensitive nature of these products no further information may be disclosed.

Our manufacturer provides a one (1) year warranty for our products, and customers can purchase another year.

Our customers include the federal government and more than five hundred (500) state and local law enforcement agencies.

Distribution

Customers purchase products from our website, printed catalogs and by telephone order. All products are shipped from our manufacturer to our facility in North Carolina where we process and ship product to our customers using Federal Express or United Parcel Services. Customers pay all shipping charges for orders less than $200.

Manufacturing

We purchase our finished products on an as needed basis from several manufacturers in Shenzhen China,Taiwan and the USA. Our manufacturers provide production, labeling and packaging of our finished product according to our specifications which is confirmed with each order placed. We are not subject to any supplier agreements which means we are not obligated to purchase a minimum amount of product or place orders in the future. We pay for all products we order at the time the order is placed. Upon placing an order, our manufacturer creates a purchase order reflecting: (i) the product ordered, (ii) price per item (iii) total cost for the order, (iv) total cost to ship product ordered from our manufacturer to our facility, (iv) that immediate payment in required at the time of the order, and (v) the delivery date and delivery address. All material used to manufacture our products is located, purchased and paid for by our manufacturers who invoices us only for our finished product. All products offered by Force Protection Video have a twelve (12) month warranty.

Marketing

Currently, our sales and marketing efforts include printed marketing brochures catalogs featuring our products which we distribute to state and local law enforcement agencies. We create and deliver brochures to state and local law enforcement, every four (4) weeks, using U.S. Mail. Our data base contains over 25,000 law enforcement agencies nationwide.

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

Competition

The market for on-body cameras is highly competitive. Further, we expect competition to increase in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known camera manufacturers such as Axon- Taser,WatchGuard and Provision. Many of our current competitors have substantial market share, diversified product lines, well- established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

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

Employees

As of the date of this report, we have three full time employees including Paul Feldman who is our Director, Chief Executive Officer and Chief Financial Officer. Mr. Feldman spends approximately sixty (60) hours per week on our business. We have one full time employees who provide clerical and administrative services and one full time sales person.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We maintain good relationships with our employees.

ITEM 1A.                RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:

      PROPERTIES

We occupy approximately 1600 square feet at 1600 Olive Chapel Rd., Apex, NC 27502-6764 pursuant to a lease agreement which expires on November 30, 2020. Our annual rent payments for this location are $19,800 in year 1 and $20,394 in year 2.

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

Not Applicable.

PART II

ITEM 5:

MMARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Over the Counter Markets Group Inc. Pink tier under the symbol “FPVD”.

The following table sets forth the closing high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTC after giving effect to the Company’s 1-250 reverse split which took effect April 24, 2017:

High

Low

Fiscal Year Ended April 30, 2018

First Quarter (May 1, 2017 – July 31, 2017)

$0.2290

$0.0121

Second Quarter (August 1, 2017 – October 31, 2017)

$0.0400

$0.0062

Third Quarter (November 1, 2017 – January 31, 2018)

$0.0067

$0.0025

Fourth Quarter (February 1, 2018 – April 30, 2018)

$0.0040

$0.0007

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

Holders

As of August 8, 2018, there are approximately 41 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder). We have 448,998,178 shares of common stock issued and outstanding.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. Some of the statements contained in this Report that are not historical facts are "forwardlooking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a511 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forwardlooking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forwardlooking statements include without limitation:

•

Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

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

Our primary hardware products consist of our undercover surveillance devices which are restricted sales items to law enforcement agencies, the LE10 Law Enforcement Video Recorder, the LE15 and LE50 and the Recon 2000 HD Body Cams and evidence software as well as the SC1 Sunglass Camera.

Distribution

Customers purchase products from our website and by telephone order. All products are shipped from our manufacturer to our facility in North Carolina where we process and ship product to our customers using Federal Express or United Parcel Services. Customers pay all shipping charges.

Marketing

Currently, our sales and marketing efforts include print marketing catalogs featuring our products to state and local law enforcement agencies. We create and deliver brochures and catalogs to state and local law enforcement, every four (4) weeks, using U.S. Mail.

Results of Operations

As of April 30, 2018, we had total assets of $205,562 and total liabilities of $519,795. Since our inception to April 30, 2018, we have accumulated a deficit of $4,029,460. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Year Ended April 30, 2018 Compared with the year ended April 30, 2017

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the year ended April 30, 2018, the Company recognized $159,672 of revenue compared to $86,075 during the year ended April 30, 2017. Sales were up $73,597, or 85.5% compared to the prior year. The increase in sales is due to the introduction of our line of covert video surveillance devices as well as an increase in product demand and the implementation of our marketing strategy. To increase future sales volume, the Company has begun to actively seek out and submit competitive product quotes in response to police department requests for quotes (“RFQ”) as well as the continued introduction of new products. The Company expects sales subject to RFQ to close between 3 to 12 months from submission.

Gross profit

Gross profit was $86,376 during the year ended April 30, 2018 compared to negative $19,982 during the year ended April 30, 2017. Our Gross margin collapsed in 2017 primarily due to lower of cost-or-market adjustments to inventory and the recognition of minimum software license fees for salable product with no meaningful corresponding product sales. The Company anticipates fluctuations in the mix of product sales and expects its gross margin to fluctuate due to changes in product mix.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance and other office related costs. General and administrative costs decreased by $113,011 to $491,371 during the year ended April 30, 2018 compared to $604,382 during the year ended April 30, 2017. General and administrative costs decreased during 2018 primarily due to lower costs related to professional services, personnel, travel and product development costs.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs decreased by $57,593 to $88,807 during the year ended April 30, 2018 compared to $146,400 the year ended April 30, 2017. Sales and marketing costs decreased due to more strategic marketing activities.

Other Income (Expense)

The elements of other income (expense) primarily relate to our convertible promissory notes. During the years ended April 30, 2018 and 2017, the Company incurred $43,141 and $29,198, respectively, of interest expense related to the stated interest of our notes; and $499,475 and $717,309, respectively, of accretion of the debt discount resulting from note issuance fees and the beneficial conversion feature contained on our convertible promissory notes.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of April 30, 2018 our current assets totaled $142,242 and were comprised of $6,320 in cash, $9,235 of accounts receivable, $126,687 of inventory and prepaid inventory. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended April 30, 2018, net cash flows used by operating activities was $495,755, compared to $742,020 during the year ended April 30, 2017.

During the year ended April 30, 2018, net cash flows used by investing activities was $3,098, compared to $16,480 during the year ended April 30, 2017.

During the year ended April 30, 2018, we generated cash flows from financing activities of $316,400 primarily from the issuance of convertible promissory notes compared to $720,000 from the issuance of convertible promissory notes during the year ended April 30, 2017. To date, we have financed our operations primarily through the issuance of debt and equity.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company. We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually, which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this report. Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our gross profits, although there is no assurance that sufficient revenues will be generated to cover said costs. We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules and regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder. Some of our more significant challenges of being a publicly reporting company will include the following:

•

We will have to carefully prepare and file, in the format mandated by the SEC, all periodic filings as required by the Securities Exchange Act of 1934 (Annual Report on Form 10K, Quarterly Reports   on Form 10Q, and interim reports of material significant events on Form 8K), as well as insider reporting compliance for all officers and director under Section 16 of the Securities Exchange Act of 1934 on Forms 3, 4 and 5;

•

We will have to assure that our corporate governance principles and Board minutes are properly drafted and maintained;

•

We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

•

We will have assure corporate and SEC legal compliance with respect to proxy statements and  information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

•

We will have to assure securities law compliance for all equity based employee benefit plans, including registration statements and prospectus distribution procedures;

•

We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of the Public Company Accounting Oversight Committee on governance procedures of the Company and our audit committee;

•

We will have to comply with the specific listing requirements of a stock exchange if we qualify and      apply for such listing;

•

Being a public company increases our director and officer liability insurance costs;

•

We will have to interface with our Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and

•

We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

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

OffBalance Sheet Arrangements

We have no off-balance sheet arrangements.

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

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Force Protection Video Equipment Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Force Protection Video Equipment Corp. (the Company) as of April 30, 2018 and 2017 and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of April 30, 2018, the Company had accumulated losses of approximately $4,000,000, has a negative working capital of approximately $440,000 and has generated limited revenue, and may experiences losses in the near term.  These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/soles, Heyn & Company, LLP

Soles, Heyn & Company

We have served as the Company’s auditors since 2018.

West Palm Beach, Florida

August 14, 2018

Force Protection Video Equipment Corp.
Consolidated Balance Sheets

	April 30,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$ 6,320	$ 188,773
Accounts receivable	9,235	1,738
Inventory	117,889	104,128
Prepaid inventory	8,798	28,153
Total current assets	142,242	322,792

Property and equipment, net of accumulated depreciation of $7,922 and $5,272, respectively	16,669	18,796
Operating lease right of use asset	45,001	-
Deposits	1,650	1,945
Total assets	$ 205,562	$ 343,533

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$ 99,702	$ 69,177
Shareholder advance	7,500	-
Operating lease liability	15,440	-
Convertible promissory notes net of discount of $21,225 and $286,159, respectively	459,398	140,969
Total current liabilities	582,040	210,146

Long-term liabilities
Warranty	143	515
Operating lease liability	29,811	-
Total liabilities	611,994	210,661

Redeemable Preferred Stock	5,000	1,000

Stockholders' equity (deficit)
Common stock, $0.0001 par value 20,000,000,000 shares authorized; issued and outstanding 194,415,754 and 1,698,494 at April 30, 2018 and 2017, respectively.	19,441	170
Additional paid-in capital	3,598,589	3,124,098
Accumulated deficit	(4,029,462)	(2,992,396)
Total stockholders' equity (deficit)	(411,432)	131,872
Total liabilities and stockholders' equity (deficit)	$ 205,562	$ 343,533

(The accompanying notes are an integral part of these consolidated financial statements)

Force Protection Video Equipment Corp.
Consolidated Statements of Operations
For the Years Ended April 30, 2018 and 2017

	Years Ended April 30,
	2018	2017
Income
Net revenue	$ 159,672	$ 86,075
Cost of goods sold	73,296	106,057
Gross profit	86,376	(19,982)

Operating expenses
General and administrative	491,371	604,382
Sales and marketing	88,807	146,400
Total operating expenses	580,178	750,782
Loss from operations	(493,802)	(770,764)

Other (expense)
Loss on sale of vehicle	(648)	-
Interest expense	(43,141)	(29,198)
Accretion of debt discount	(499,475)	(717,309)
Total other (expense)	(543,264)	(746,507)
Loss before taxes	(1,037,066)	(1,517,271)
Provision for income taxes	-	-
Net loss	$ (1,037,066)	$ (1,517,271)

Net (loss) per common share basic and diluted	$ (0.03)	$ (2.08)

Weighted average common shares outstanding basic and diluted	40,926,044	729,997

(The accompanying notes are an integral part of these consolidated financial statements)

Force Protection Video Equipment Corp.
Consolidated Statement of Stockholders' Equity
For the Years Ended April 30, 2018 and 2017

			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance, April 30, 2016	162,102	16	1,721,350	(1,475,125)	246,241

Common stock issued upon conversion of convertible promissory notes	1,527,931	153	755,249	-	755,402
Common stock issued for financing services	8,423	1	19,999	-	20,000
Reverse stock split share adjustment	38	-	-	-	-
Discount on convertible promissory note due to beneficial conversion feature	-	-	627,500	-	627,500
Net loss	-	-	-	(1,517,271)	(1,517,271)
Balance, April 30, 2017	1,698,494	170	3,124,098	(2,992,396)	131,872

Common stock issued upon conversion of convertible promissory notes	192,516,391	19,251	297,845	-	317,096
Common stock issued for cash	100,000	10	590	-	600
Common stock issued for services	100,000	10	590	-	600
Reverse stock split share adjustment	869	-	-	-	-
Discount on convertible promissory note due to beneficial conversion feature	-	-	175,466	-	175,466
Net loss	-	-	-	(1,037,066)	(1,037,066)
Balance, April 30, 2018	194,415,754	$ 19,441	$ 3,598,589	$ (4,029,462)	$ (411,432)

(The accompanying notes are an integral part of these consolidated financial statements)

Force Protection Video Equipment Corp.
Consolidated Statements of Cash Flows
For the Years Ended April 30, 2018 and 2017

	Years Ended April 30,
	2018	2017
Cash flows from operating activities:
Net (Loss)	$ (1,037,066)	$ (1,517,271)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	5,224	4,796
Accretion of debt discount	499,475	717,309
Share based compensation expense	600	-
Loss on disposal of vehicle	648
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,497)	1,419
(Increase) decrease in inventory	(13,761)	(33,767)
(Increase) decrease in other assets	(25,351)	31,356
Increase (decrease) in accounts payable and accrued expenses	37,742	54,606
Increase (decrease) in other liabilities	44,879	(468)
Net cash (used) by operating activities	(495,107)	(742,020)

Cash flows from investing activities:
Purchase of equipment and vehicles	(8,246)	(16,480)
Proceeds from disposal of vehicle	4,500	-
Net cash (used) by investing activities	(3,746)	(16,480)

Cash flows from financing activities:
Proceeds from sale of common stock	600	-
Proceeds from sale of preferred stock	4,000	-
Proceeds from shareholder advance	7,500	-
Proceeds from convertible promissory notes	304,300	720,000
Net cash provided by financing activities	316,400	720,000

Increase (decrease) in cash	(182,453)	(38,500)
Cash and cash equivalents at beginning of period	188,773	227,273
Cash and cash equivalents at end of period	$ 6,320	$ 188,773

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash operating activities:
Value of 100,000 shares issued in exchange for services	$ 600	$ -
Conversion of notes payable into 192,516,391 and 1,527,931 shares, respectively	$ 317,096	$ 755,402
Operating lease right of use asset	$ 51,063	$ -
(The accompanying notes are an integral part of these consolidated financial statements)

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 1 –ORGANIZATION AND GOING CONCERN

Organization

Force Protection Video Equipment Corp., (the Company), was incorporated on March 11, 2011, under the laws of the State of Florida as M Street Gallery, Inc.  On September 25, 2013, the Company changed its name to Enhance-Your-Reputation.com, Inc. and changed its business to providing reputation management and enhancement services. On February 2, 2015, the Company changed its name to Force Protection Video Corp. to focus on the sale of mini body video cameras and accessories to consumers and law enforcement.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the year ended April 30, 2018, the Company recognized revenue of $159,672 and a net operating loss of $493,802. As of April 30, 2018, the Company had a working capital deficit of $439,798 and an accumulated deficit of $4,029,462.

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

Inventory

The Company’s inventory is comprised of finished goods and primarily includes cameras and recording equipment. The Company’s inventory is stated at the lower of cost or market and expensed to cost of goods sold upon sale using the average-cost method. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. During the year ended April 30, 2017, the Company recorded $32,207 of lower of cost–or-market value adjustments and a charge of $24,000 related to prepaid software license fees for an annual resalable software license agreement with a term from April 2016 through April 2017 which included minimum software license fees for salable software that was reduced from prepaid inventory as licenses were sold. During 2017, only a few software licenses were sold and the software license agreement terminated without recourse in April 2017. As a result, the balance became the property of the software vendor and the Company recorded a $24,000 reduction to prepaid inventory and corresponding increase in cost of goods sold.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances. The Company does not have a history of significant bad debt and has not recorded any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

Leases

The Company recognizes lease assets and liabilities with terms in excess of twelve months on its balance sheet.  The Company capitalizes operating lease obligations as a right-of-use asset with a corresponding liability based on the present value of future operating leases.

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

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. The Company recognized $71,016 and $108,603 in marketing and advertising costs during the years ended April 30, 2018 and 2017, respectively.

Stock Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC 718-10 and the conclusions reached by FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

As of April 30, 2018 and 2017, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued expenses. The carrying amounts of the Company’s financial instruments approximate fair value because of the short term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. The Company does not hold or issue financial instruments for trading purposes, nor does the Company utilize derivative instruments.

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

Following is the computation of basic and diluted net loss per share for the years ended April 30, 2018 and 2017:

	April 30,
	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ (1,037,066)	$ (1,517,271)

Denominator:
Weighted average number of common shares outstanding	40,926,044	729,997

Basic and diluted EPS	$ (0.03)	$ (2.08)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	1,425,915,102	6,332,156

Concentrations of risk

During the year ended April 30, 2018, two customers accounted for 34.5% (24.1% and 10.4%) of sales. During the year ended April 30, 2017, two customers accounted for 34.1% (26.7% and 7.4%) of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.  During the year ended April 30 2018, four suppliers accounted for 62.6% (19.2%, 16.9%, 14.3% and 12.2%) of the Company’s inventory purchases. During the year ended April 30 2017, two suppliers accounted for 82.1% (72.5% and 9.6%) of the Company’s inventory purchases.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. Subsequently, the FASB issued the following accounting standard updates related to Topic 606, Revenue from Contracts with Customers:

•

ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

•

ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and its licensing.

•

ASUs 2016-12 and 2016-20, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively, issued in May and December 2016, respectively. These ASUs do not change the core principle of revenue recognition in Topic 606 but clarify the implementation guidance on a few narrow areas and add some practical expedients to the guidance.

The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has evaluated the new standard and intends to elect the modified retrospective method of adoption beginning on May 1, 2018. The Company does not expect adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

NOTE 3 - FIXED ASSETS

Fixed assets consisted of the following:

	April 30,
	2018	2017
Vehicles	$ 7,654	$ 15,376
Furniture and fixtures	10,936	6,212
Computers and office equipment	4,226	2,480
Leasehold improvements	1,775	-
Total fixed assets	24,591	24,068
Accumulated depreciation	(7,922)	(5,272)
Total fixed assets	$ 16,669	$ 18,796

During the years ended April 30, 2018 and 2017, the Company recognized $5,224 and $4,796, respectively, in depreciation expense. Additionally, during the year ended April 30, 2018, the Company sold a vehicle for proceeds of $4,500 and recorded a loss on the sale of $648.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of the Company’s outstanding convertible promissory notes as of April 30, 2018:

		Current/
		Amended	Current Balances
Lender	Issue Date	Maturity Date	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	$ 792	$ -	$ 792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	-	889	889
RDW Capital, LLC Note 7	9/1/2016	2/1/18	25,701	15,074	40,775
RDW Capital, LLC Note 8	2/6/2017	2/1/18	15,975	5,512	21,487
RDW Capital, LLC Note 9	3/30/2017	2/1/18	78,750	7,243	85,993
RDW Capital, LLC Note 10	4/26/2017	2/1/18	-	7,510	7,510
RDW Capital, LLC Note 11	5/30/2017	2/1/18	81,375	6,288	87,663
RDW Capital, LLC Note 12	8/7/2017	2/7/18	52,500	3,197	55,697
Power Up Lending Gp Note 1	10/20/2017	7/30/18	66,030	4,554	70,584
Power Up Lending Gp Note 2	11/16/2017	8/30/18	36,000	2,006	38,006
Power Up Lending Gp Note 3	1/5/2018	10/10/18	38,000	1,464	39,464
Power Up Lending Gp Note 3	3/5/2018	12/15/18	33,000	613	33,613
Adar Note 1	3/5/2018	3/5/19	52,500	648	53,148
Totals			$ 480,623	$ 62,281	$ 542,904
Debt discount balance			(21,225)
Balance sheet balances			$ 459,398

Following is a summary of the Company’s outstanding convertible promissory notes as of April 30, 2017:

			Current Balances
Lender	Issue Date	Maturity	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	$ 792	$ -	$ 792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	31,674	8,291	39,965
RDW Capital, LLC Note 7	9/1/2016	3/1/17	157,500	8,664	166,164
RDW Capital, LLC Note 8	2/6/2017	8/5/17	48,412	1,477	49,889
RDW Capital, LLC Note 9	3/30/2017	9/29/17	78,750	544	79,294
RDW Capital, LLC Note 10	4/26/2017	10/26/17	110,000	98	110,098
Totals			$ 427,128	$ 26,356	$ 453,484
Debt discount balance			(286,159)
Balance sheet balances			$ 140,969

During the year ended April 30, 2018, the company determined that each convertible promissory note conversion feature will be settled with a fixed monetary value at settlement and is classified as a liability. Thus, the conversion feature of the notes meets the scope under FASB Accounting Standards Codification ("ASC") 480-10-25-14 Distinguishing Liabilities from Equity.

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

As of April 30, 2018, RDW Note 3 was converted into stock down to a principal balance of $792.

During the years ended April 30, 2018 and 2017, the Company recognized no interest expense.

RDW Note 4 - In connection with RDW SPA 2, on May 13, 2016, the Company issued to RDW a convertible note (“RDW Note 4”) due on November 13, 2016 in the principal amount of $105,000 of which the Company received proceeds of $82,500 after payment of a $5,000 OID, $7,500 of legal fees and $10,000 of due diligence fees.

RDW Note 4 principle was discounted for the value of the OID, legal fees due diligence fees and intrinsic value of the beneficial conversion feature (the “BCF”). The calculated intrinsic value was $70,000. As this amount resulted in a total BCF debt discount that was less than RDW Note 4 principal, the full $70,000 discount was recognized. The resulting $92,500 discount was accreted over the 6 month term of RDW Note 4 through November 13, 2016.

As of April 30, 2018, RDW Note 4 was converted into stock down to an interest payable balance of $4,540. During the year ended April 30, 2018, no note conversions to stock were made. During the year ended April 30, 2017, $105,000 of principal was converted into 562,249 shares of stock.

During the years ended April 30, 2018 and 2017, the Company recognized $0 and $4,540, respectively, of interest expense.

RDW Note 5 - In connection with RDW SPA 2, on May 20, 2016, the Company issued to RDW a convertible note (“RDW Note 5”) due on November 20, 2016 in the principal amount of $52,500 of which the Company received proceeds of $45,000 after payment of a $2,500 OID and $5,000 of due diligence fees.

RDW Note 5 principle was discounted for the value of the OID, due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $35,000. As this amount resulted in a total BCF debt discount that was less than RDW Note 5 principal, the full $35,000 BCF discount was recognized. The resulting $42,500 discount was accreted over the 6 month term of RDW Note 5 through November 20, 2016.

As of April 30, 2018, RDW Note 5 was converted into stock down to an interest payable balance of $2,742. During the year ended April 30, 2018, no note conversions to stock were made. During the year ended April 30, 2017, $52,500 of principal was converted into 116,769 shares of stock.

During the years ended April 30, 2018 and 2017, the Company recognized $0 and $2,742, respectively, of interest expense.

RDW Note 6 - In connection with RDW SPA 3, on August 22, 2016, the Company issued to RDW a convertible note (“RDW Note 6”) due on February 22, 2017 in the principal amount of $157,500 of which the Company received proceeds of $130,000 after payment of a $7,500 OID and legal and due diligence fees totaling $20,000.

RDW Note 6 principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $105,000. As this amount resulted in a total BCF debt discount that was less than RDW Note 6 principal, the full $105,000 BCF discount was recognized. The resulting $132,500 discount was accreted over the 6 month term of RDW Note 6 through February 22, 2017.

During the years ended April 30, 2018 and 2017, the Company recognized -$186 and $8,291, respectively, of interest expense. During years ended April 30, 2018 and 2017, the Company recognized $0 and $132,500, respectively, of accretion related to the debt discount. RDW began converting the RDW Note 6 principal into shares of common stock beginning in March 2017. During years ended April 30, 2018 and 2017, RDW converted $38,890 into 4,919,733 shares and $125,826 into 474,212 shares, respectively.

RDW Note 7 – In connection with RDW SPA 4 under which RDW agreed to purchase an aggregate of up to $367,500 in principal amount of notes, on September 1, 2016, the Company issued to RDW a convertible note (“RDW Note 7”) due on March 1, 2017 in the principal amount of $157,500 of which the Company received proceeds of $130,000 after payment of a $7,500 OID and legal and due diligence fees totaling $20,000. The second tranche for $210,000 will occur on the date that is two trading days from the date a registration statement is declared effective by the SEC. On November 30, 2017, the Company and RDW agreed to amend RDW Note 7 to extend the Maturity Date to February 1, 2018. On March 16, 2018, the Company and RDW agreed to amend RDW Note 7 to extend the Maturity Date to October 31, 2018.

RDW Note 7 principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $105,000. As this amount resulted in a total BCF debt discount that was less than RDW Note 7 principal, the full $105,000 discount was recognized. The resulting $132,500 discount was accreted over the 6 month term of RDW Note 7 through March 1, 2017.

During the years ended April 30, 2018 and 2017, the Company recognized $6,410 and $8,664, respectively, of interest expense.  During the year ended April 30, 2017, the Company recognized $132,500 of accretion related to the debt discount which was fully accreted as of April 30, 2017. RDW began converting the RDW Note 7 principal into shares of common stock beginning in May 2017. During the year ended April 30, 2018 and 2017, RDW converted $131,800 into 24,585,900 shares. No conversions occurred in 2017.

RDW Note 8 – In connection with RDW SPA 4, on February 6, 2017, the Company issued to RDW a convertible note (“RDW Note 8”) due on August 5, 2017 in the principal amount of $210,000 of which the Company received proceeds of $180,000 after payment of a $10,000 OID and legal and due diligence fees totaling $20,000. On November 30, 2017, the Company and RDW agreed to amend RDW Note 8 to extend the Maturity Date to February 1, 2018. On March 16, 2018, the Company and RDW agreed to amend RDW Note 8 to extend the Maturity Date to October 31, 2018.

RDW Note 8 principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $217,000. As this amount resulted in a total debt discount that exceeded RDW Note 8 principal, the discount recorded for the BCF was limited to the principal amount of RDW Note 8. The resulting $210,000 discount was accreted over the 6 month term of RDW Note 8 through August 5, 2017.

During the years ended April 30, 2018 and 2017, the Company recognized $4,035 and $1,477, respectively, of interest expense and $113,167 and $96,833, respectively, of accretion related to the debt discount. RDW began converting the RDW Note 8 principal into shares of common stock beginning in February 2017. During the years ended April 30, 2018 and 2017, RDW converted $32,437 into 53,560,000 shares and $$161,588 into 279,999 shares, respectively.

RDW Note 9 – In connection with RDW SPA 5, on March 30, 2017, the Company issued to RDW a convertible note (“RDW Note 9”) due on September 29, 2017 in the principal amount of $78,750 of which the Company received proceeds of $62,500 after payment of a $3,750 OID and legal and due diligence fees totaling $12,500. On November 30, 2017, the Company and RDW agreed to amend RDW Note 9 to extend the Maturity Date to February 1, 2018. On March 16, 2018, the Company and RDW agreed to amend RDW Note 9 to extend the Maturity Date to October 31, 2018.

RDW Note 9 principle was discounted for the value of the OID, fees and intrinsic value of the BCF. The calculated intrinsic value was $72,000. As this amount resulted in a total debt discount that exceeded RDW Note 9 principal, the discount recorded for the BCF was limited to the principal amount of RDW Note 9. The resulting $78,750 discount was accreted over the 6 month term of RDW Note 9 through September 29, 2017.

During the years ended April 30, 2018 and 2017, the Company recognized $6,699 and $544, respectively, of interest expense and $65,410 and $13,340, respectively, of accretion related to the debt discount.

RDW Note 10 – In connection with RDW SPA 5, on April 26, 2017, the Company issued to RDW a convertible note (“RDW Note 10”) due on October 26, 2017 in the principal amount of $110,000 of which the Company received proceeds of $90,000 after payment of a $10,000 OID and legal fees totaling $10,000. On November 30, 2017, the Company and RDW agreed to amend RDW Note 10 to extend the Maturity Date to February 1, 2018. On March 16, 2018, the Company and RDW agreed to amend RDW Note 10 to extend the Maturity Date to October 31, 2018.

RDW Note 10 principle was discounted for the value of the OID, fees and intrinsic value of the BCF. The calculated intrinsic value was $134,000. As this amount resulted in a total debt discount that exceeded RDW Note 10 principal, the discount recorded for the BCF was limited to the principal amount of RDW Note 10. The resulting $110,000 discount was accreted over the 6 month term of RDW Note 10 through October 26, 2017.

During the years ended April 30, 2018 and 2017, the Company recognized $7,412 and $98, respectively, of interest expense and $107,582 and $2,418, respectively, of accretion related to the debt discount. RDW began converting the RDW Note 10 principal into shares of common stock beginning in December 2017. During the year ended April 30, 2018, RDW converted $110,000 into 100,218,200 shares.

RDW Note 11 – In connection with RDW SPA 5, on May 30, 2017, the Company issued to RDW a convertible note (“RDW Note 11”) due on November 30, 2017 in the principal amount of $81,375 of which the Company received proceeds of $65,000 after payment of a $3,875 OID and legal and due diligence fees totaling $12,500. On November 30, 2017, the Company and RDW agreed to amend RDW Note 11 to extend the Maturity Date to February 1, 2018. On March 16, 2018, the Company and RDW agreed to amend RDW Note 11 to extend the Maturity Date to October 31, 2018.

RDW Note 11 principle was discounted for the value of the OID and issuance fees. The BCF intrinsic value was $102,000. As this amount resulted in a BCF that exceeded RDW Note 11 proceeds, accretion of the BCF was limited to $65,000 which was accreted over the 6 month term of RDW Note 11 through November 30, 2017.

During the year ended April 30, 2018, the Company recognized $6,288 of interest expense and $81,375 of accretion related to the debt discount and BCF.

RDW Note 12 – In connection with RDW SPA 6, on August 7, 2017, the Company issued to RDW a convertible note (“RDW Note 12”) due on February 7, 2018 in the principal amount of $52,500 of which the Company received proceeds of $46,000 after payment of a $2,500 OID and legal and due diligence fees totaling $4,000. On March 16, 2018, the Company and RDW agreed to amend RDW Note 12 to extend the Maturity Date to October 31, 2018.

RDW Note 12 principle was discounted for the value of the OID and issuance fees. The BCF intrinsic value was $107,283. As this amount resulted in a BCF that exceeded RDW Note 12 proceeds, accretion of the BCF was limited to 46,000which was accreted over the 6 month term of RDW Note 12 through February 7, 2018.

During the year ended April 30, 2018, the Company recognized $3,197 of interest expense and $52,500 of accretion related to the debt discount and BCF.

RDW Note 1 through RDW Note 12 may hereinafter be referred to collectively as, the “RDW Notes”.

The RDW Notes have the following terms and conditions:

• The principal amount outstanding accrues interest at a rate of eight percent (8%) per annum.

• Interest is due and payable on each conversion date and on the Maturity Date.

• At any time, at the option of the holder, the RDW notes are convertible, into shares of the Company’s common stock at a conversion price equal to sixty percent (60%) of the lowest traded price of the Company’s common stock in the twenty (20) days prior to the conversion date, at any time, at the option of the holder (the “Conversion Price”).

• The RDW Notes are unsecured obligations.

• The Company may prepay the RDW Notes in whole or in part at any time with ten (10) days written notice to the holder for the sum of the outstanding principal and interest multiplied by one hundred and thirty percent (130%).  RDW may continue to convert the notes from the date of the notice of prepayment until the date of prepayment.

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

• In the event the Company defaults, at the request of the holder, the Company must pay one hundred fifty percent (150%) of the outstanding balance plus accrued interest and default interest.

• The Company must reserve three (3) times the amount of shares necessary for the issuance of common stock upon conversion.

• Conversions of the RDW Notes shall not be permitted if such conversion will result in the holder owning more than four point ninety-nine percent (4.99%) of the Company’s common shares outstanding after giving effect to such conversion.

In total, during the years ended April 30, 2018 and 2017, the Company recognized $33,856 and $29,201, respectively, of interest expense and $420,034 and $664,384, respectively, of accretion related to the debt discount of the RDW Notes.

In total, during the year ended April 30, 2018, RDW converted $313,126 of RDW Note principal and interest into 183,283,833 shares of common stock.

Power Up Lending Group Ltd.

Power Up Note 1 – On October 20, 2017 the Company sold and Power Up Lending Group, Ltd. (“Power Up”) purchased a 12% convertible note in the principal amount of $70,000 (the “Power Up Note 1”) of which the Company received $60,300 after payment of legal fees. The Power Up Note 1 matures on July 30, 2018.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Power Up Note 1 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $44,754 and is being accreted over the 10 month term of the Power Up Note 1 through July 30, 2018.

During the year ended April 30, 2018, the Company recognized interest expense of $4,554 and $36,945 of accretion. Power Up began converting the Power Up Note 1 principal into shares of common stock beginning in April 2018. During the year ended April 30, 2018, RDW converted $3,970 into 9,232,558 shares.

Power Up Note 2 – On November 16, 2017 the Company sold and Power Up purchased a 12% convertible note in the principal amount of $36,000 (the “Power Up Note 2”) of which the Company received $30,000 after payment of legal fees. The Power Up Note 2 matures on August 30, 2018.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Power Up Note 2 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $23,016 and is being accreted over the 9.5 month term of the Power Up Note through August 30, 2018.

During the year ended April 30, 2018, the Company recognized interest expense of $2,006 and $16,682 of accretion.

Power Up Note 3 – On January 5, 2018 the Company sold and Power Up purchased a 12% convertible note in the principal amount of $38,000 (the “Power Up Note 3”) of which the Company received $32,000 after payment of legal fees. The Power Up Note 3 matures on October 10, 2018.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Power Up Note 3 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $24,295 and is being accreted over the 10 month term of the Power Up Note through October 10, 2018.

During the year ended April 30, 2018, the Company recognized interest expense of $1,464 and $12,532 of accretion.

Power Up Note 4 – On January 5, 2018 the Company sold and Power Up purchased a 12% convertible note in the principal amount of $33,000 (the “Power Up Note 4”) of which the Company received $27,500 after payment of legal fees. The Power Up Note 4 matures on December 15, 2018.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Power Up Note 4 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $21,098 And is being accreted over the 9 month term of the Power Up Note 4 through December 15, 2018.

During the year ended April 30, 2018, the Company recognized interest expense of $613 and $5,227 of accretion.

Power Up Note 1 through Power Up Note 4 may hereinafter be referred to collectively as, the “Power Up Notes”.

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

Adar Note 1 - On March 5, 2018 the Company entered into a Securities Purchase Agreement with Adar Bays, LLC (“Adar”) providing for the purchase of a Convertible Promissory Note in the principal amount of $52,500 (the "Adar Note 1"); and two Collateralized Secured Promissory Notes also in the amount of $52,500 each (the “Adar Collateralized Notes”) and the delivery by the Registrant of two Back End Notes payable to Adar each in the principal amount of $52,500. The first $52,500 financing closed on March 5, 2018 with the Company receiving net proceeds of $43,500 after payment of legal fees of $6,500 and a 5%, or $2,500 original issue discount.

Adar Note 1 bears interest at the rate of 8% per annum. All interest and principal must be repaid on or before March 5, 2019. After six months, Adar Note 1 is convertible into common stock, at Adar's option, at a 40% discount to the average of the twenty lowest closing prices of the Registrant’s common stock during the 20 consecutive trading days prior to conversion. The two Adar Collateralized Notes may only be converted by Adar in the event they are paid in full. In addition, the Adar Note 1 contains pre-payment penalties. The Registrant is only required to make payments on the Back End Notes if Adar funds the Collateralized Notes.

Adar has agreed to restrict its ability to convert the Adar Note 1 and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Adar Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Adar Note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes. In the event of default, the note interest rate increases to 24%.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Adar Note 1 and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $82,809. As this amount exceeds the Adar Note 1 proceeds, accretion of the BCF was limited to$43,500 which is being accreted over the 12 month term of the Adar Note 1 through March 5, 2019.

During the year ended April 30, 2018, the Company recognized interest expense of $648 and $8,055 of accretion.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Product Warranties

The Company’s manufacturer(s) provide the Company with a 2 year warranty. The Company products are sold with a 1 year manufacturer’s warranty. The Company offers a 1 year extended warranty for a fee. The extended warranty expires at the end of the second year from the date of purchase with warranty costs during the two year period being born by the manufacturer. As a result, the Company has no, or limited warranty liability exposure.

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

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. During January, 2018, the Company moved and this lease was terminated with no further obligations

The Company has no other non-cancelable operating leases. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of April 30, 2018:

Fiscal Year

2019

$20,048

2020

$20,649

2021

$12,253

$52,950

As of April 30, 2018, total operating lease liability was as follows:

Undiscounted cash flows

$20,048

Less unamortized interest

   (7,699)

Total operating lease liability

$45,251

During the year ended April 30, 2018 and 2017, operating lease expense for rent for office space totaled $17,119 and $14,776, respectively.

NOTE 6 –REDEEMABLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY

Redeemable Preferred Stock

As of April 30, 2018 and 2017, there were 5,000,000 and 1,000,000 shares of par value $0.0001, Series A Preferred Stock outstanding. The Preferred Stock pays no dividends and has no conversion rights into common stock. Each share of Preferred Stock is entitled to 200 votes per share and is redeemable in whole, but not in part, at the option of the holder for $0.0001 per share.

During the year ended April 30, 2018, the Company issued 4,000,000 shares of Series A Preferred Stock to Paul Feldman, CEO in exchange for $4,000. Each Series A preferred share is entitled to 200,000 (i.e., 200:1) votes per share and carries no right of conversion into shares of common stock.

Common Stock

As of April 30, 2018 and 2017, there were 194,415,754 and 1,698,494 shares of common stock outstanding, respectively.

On January 19, 2016, the Company amended its Articles of Incorporation to increase its authorized common stock from 50,000,000 shares to 250,000,000 shares and authorized the creation of 1,000,000 shares of Series A preferred stock with each share being entitled to 200,000 (i.e., 200:1) votes per share and with no right of conversion into shares of common stock.

On September 8, 2016, the Company amended its Articles of Incorporation to increase its authorized common stock from 250,000,000 shares to 750,000,000 shares and to increase its authorized Series A Preferred Stock from 1,000,000 shares to 5,000,000 shares.

On March 31, 2017, the Company amended its Articles of Incorporation to affect a 1:250 reverse stock split which became effective on April 24, 2017. The stock split is reflected retrospectively as of May 1, 2016.

On December 8, 2017, the Company amended its Articles of Incorporation to increase its authorized common stock from 750,000,000 shares to 2,000,000,000 shares and to increase its authorized Series A Preferred Stock from 5,000,000 shares to 15,000,000 shares.

On May 17, 2018, the Company filed its Amended Articles of Incorporation which increased its authorized common stock to 20,000,000,000 shares and it Series A Preferred to 20,000,000 shares, with no changes in par value. The increase in the common stock was made necessary because of the reserves required by the Company’s holders of convertible notes.

During the year ended April 30, 2018, the Company issued 1) 192,516,391 shares of common stock in exchange for convertible notes totaling $317,096; 2) 100,000 shares in exchange for $600 and 3) 100,000 shares in exchange for services valued at $600.

During the year ended April 30, 2017, the Company issued 1,527,931 shares of common stock in exchange for convertible notes totaling $755,402, and issued 8,423 shares of common stock valued at $20,000 as fees related to the issuance of certain RDW Notes.

NOTE 7 – INCOME TAXES

No provision for income taxes was recorded in the periods presented due to tax losses incurred in each period.  As of April 30, 2018 and 2017, the Company had net operating loss carry forwards of approximately $2,003,233 and $1,467,711, respectively, for income tax reporting purposes.

	April 30,
	2018	2017	2014
Deferred tax assets:
Net operating loss carryforwards	$ 2,003,233	$ 1,467,711	$ 58,864
Statutory tax rate	21%	21%	34%
Gross deferred tax assets	420,679	308,219	20,014
Valuation allowance	(420,679)	(308,219)	(20,014)
Net deferred tax asset	$ -	$ -	$ -

Net Loss	1,125,659	1,318,629
Stock comp	9,075	635,000
Accretion	273,403	24,759
meals and ent	6,358	3,157

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended April 30, 2018 and 2017 is as follows:

	April 30,
	2018	2017
Federal Statutory Rate	$ (217,784)	$ (318,627)
Nondeductible expenses	105,324	150,768
Change in allowance on deferred tax assets	(112,460)	(167,859)
	$ -	$ -

The valuation allowance for deferred tax assets as of April 30, 2018 and 2017 was $112,460 and $80,969, respectively. The net change in the total valuation allowance for the year ended April 30, 2018 was an increase of $112,460. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

The Company's U.S. federal net operating loss carry forward ("NOL") will expire in years 2033 through 2037; $15,616 of which will expire April 30, 2032, $38,259 on April 30, 2033, $62,999 on April 30, 2034, $551,509 on April 30, 2035, $799,328 on April 30, 2036 and $535,522 on April 30, 2037. Utilization of the NOL is subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively, as a result of significant changes in ownership, private placements and debt conversions. Subsequent significant equity changes, could further limit the utilization of the NOL. The annual limitations have not yet been determined; however, when the annual limitations are determined, the gross deferred tax assets for the NOL will be reduced with a reduction in the valuation allowance of a like amount.

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

As of April 30, 2018 and 2017, there were no unrecognized tax benefits.  Accordingly, a tabular reconciliation from beginning to ending periods is not provided.  The Company will classify any future interest and penalties as a component of income tax expense if incurred.  To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company’s tax returns are subject to examination by the federal and state tax authorities for years ended April 30, 2015 through 2018.

NOTE 9 – RECLASSIFICATIONS

Due to the Company’s Preferred Stock containing a redemption feature at the option of the holder, the Company reclassified the purchase price of the Preferred Stock from Preferred Stock and additional paid-in-capital (“APIC”) to the mezzanine section of the balance sheet. This reclassification amounted to $5,000 and $1,000 as of April 30, 2018 and 2017, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On May 17, 2018, the Company filed its Amended Articles of Incorporation which increased its authorized common stock to 20,000,000,000 shares and it Series A Preferred to 20,000,000 shares, with no changes in par value. The increase in the common stock was made necessary because of the reserves required by the Company’s holders of convertible notes.

Subsequent to April 30, 2018, RDW converted $27,906 of convertible note principal into 156,200,000 shares of common stock.

Subsequent to April 30, 2018, Power Up converted $71,674 of convertible note principal into 255,801,868 shares of common stock.

35

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 1, 2018, the Registrant was informed by Baum & Co., Inc. that they were resigning and thus terminating their services as the Registrant’s independent registered public accounting firm effective March 1, 2018. On March 6, 2018, the Registrant appointed Soles, Heyn & Company, LLP as its principal independent accountant. The decision to retain Soles, Heyn & Company, LLP as the Registrant’s principal independent accountant was approved by the Registrant’s Board of Directors.

ITEM 9A:               CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of April 30, 2018, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective due to the following material weaknesses:

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table presents information with respect to our officers, directors and significant employees as of April 30, 2018:

Name	Age	Position
Paul Feldman	54	Chief Executive Officer, President and Chief Financial Officer, Director

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

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President, Paul Feldman, 1600 Olive Chapel Rd., Apex, NC 27502, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Force Protection Video Equipment Corp., Attention: Paul Feldman, 1600 Olive Chapel Rd., Apex, NC 27502. The Board shall review and respond to all correspondence received, as appropriate.

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

Summary Compensation Table

Name and Principal Position	Year Ended April 30,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Feldman (1), CEO, CFO	2018	105,769	-	-	6,000	111,769
	2017	100,000	12,000	-	6,500	118,500
	2016	81,461	-	-	2,000	83,461

(1) Mr. Feldman became the Company's Director, President, Secretary, Chief Executive officer and Chief Financial Officer on February 1, 2015. On November 24, 2015, the Company and Mr. Feldman entered into an employment agreement. Pursuant to Mr. Feldman’s Employment Agreement, he is entitled to an annual salary of $100,000 for a term of 2 years. On December 1, 2017, Mr. Feldman’s employment agreement was extended for an additional three years to November 30, 2020.During 2018 the Company recognized $[] of salary expense related to Mr. Feldman’s employment agreement of which Mr. Feldman was paid $[]. Other Compensation consisted of a car allowance. We may award our officers and directors shares of common stock or stock purchase options as non-cash compensation as determined by the Board of Directors from time to time.

Director Compensation

For the years ended April 30, 2018 and 2017, respectively, the directors were not awarded any options or paid any cash compensation.

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 1, 2018 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

* less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company preferred stock and common stock. Except as indicated the address of each beneficial owner is 1600 Olive Chapel Rd., Apex, NC 27502.

(2)

Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 448,998,178 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock issued and outstanding on a fully diluted basis as of July 1, 2018. Each share of preferred stock is entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to 200,000 times the number of shares of Series A Preferred Stock such holder owns. The Series A Preferred Stock is not convertible into shares of common stock. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)

Calculated based on 448,998,178 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock, with common stock equivalent voting rights of 200:1, issued and outstanding as of July 1, 2018. Holders of the Series A Preferred Stock are entitled to vote on all matters submitted to the Company's stockholders.

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

Audit Fees

On March 6, 2018, the Registrant appointed Soles, Heyn & Company, LLP as its principal independent accountant. Prior to the appointment of Soles, Heyn & Company, LLP, Baum & Company, P.A. acted as the Company’s principal independent accountant. The aggregate fees of our principal independent accountants for professional services rendered for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q for the year ended April 30, 2018 and 2017, totaled $16,000 and $26,000, respectively.

AuditRelated Fees

The Company did not pay any audit-related fees for the year ended April 30, 2018 and 2017 which are not disclosed in “Audit Fees” above.

Tax Fees

There were no tax fees billed by our principal independent accountants for tax compliance for the year ended April 30, 2018 and 2017.

All Other Fees

There were no other fees billed for services other than those described above for the years ended April 30, 2018 and 2017.

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

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets as of April 30, 2018 and 2017

•

Statements of Operations for the years ended April 30, 2018 and 2017

•

Statements of Stockholders’ Deficit for the years ended April 30, 2018 and 2017

•

Statements of Cash Flows for the years ended April 30, 2018 and 2017

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

August 14, 2018

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

3.8	Bylaws (1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split (8)
3.10	Amendment to Articles of Incorporation effective December 8, 2017 to increase the authorized common stock outstanding to 2,000,000,000 and increase Series A Preferred stock to 15,000,000 (12)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC (6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC (6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC (7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC (9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC (8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC (8)
10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC (9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC (9)
10.24	Securities Purchase Agreement dated August 8, 2017 with RDW Capital, LLC (10)
10.25	Convertible Promissory Note dated August 7, 2017 held by RDW Capital, LLC (10)
10.26	Securities Purchase Agreement dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.27	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.29	Employment Agreement Paul Feldman (1)
10.30	Shenzen AE Technology Purchase Order (1)
10.31	Agreement with Carter, Terry & Company (1)
10.32	Convertible Promissory Note dated November 16, 2017 with Power Up Lending Group, Ltd. (13)
10.33	Convertible Promissory Note dated January 5, 2018 with Power Up Lending Group, Ltd. (13)
10.34	Form of Adar Securities purchase Agreement dated March 5, 2018 with Adar bays , LLC (14)
10.35	Form of Convertible Promissory Note dated March 5, 2018 with Adar bays, LLC (14)
10.36	Form of Back end Note 1 dated March 5, 2018 with Adar bays, LLC (14)
10.37	Form of Back end Note 2 dated March 5, 2018 with Adar bays, LLC (14)
10.38	Form of Collateralized Secured Promissory Note 1 dated March 5, 2018 with Adar bays, LLC (14)
10.39	Form of Collateralized Secured Promissory Note 2 dated March 5, 2018 with Adar bays, LLC (14)
10.40	Securities Purchase Agreement dated March 5, 2018 with Power Up Lending Group, Ltd. (15)
10.41	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (15)

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

(9) Incorporated by reference to Form 10-K filed on July 27, 2017.

(10) Incorporated by reference to Form 8-K filed on August 10, 2017.

(11) Incorporated by reference to Form 8-K filed on October 25, 2017.

(12) Incorporated by reference to Form 10-Q filed on December 14, 2017.

(13) Incorporated by reference to Form 10-Q filed on February 28, 2018.

(14) Incorporated by reference to Form 8-K filed on March 5, 2018.

(15) Incorporated by reference to Form 8-K filed on March 8, 2018.