Form 10-Q
period 2018-07-31
Force Protection Video Equipment Corp.
filed 2018-10-25
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2018

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 728,534,289 shares of common stock, par value $0.0001, were outstanding on October 1, 2018.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2018 (Unaudited)

and April 30, 2018

1

Condensed Consolidated Statements of Operations for the Three Months

 Ended July 31, 2018 and 2017 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows for the Three Months

 Ended July 31, 2018 and 2017 (Unaudited)

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

20

Item 4.

Controls and Procedures

23

PART II - OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

24

Item 5.

Other Information

24

Item 6.

Exhibits

25

Signatures

28

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Force Protection Video Equipment Corp.
Condensed Consolidated Balance Sheets (Unaudited)
	July 31,	April 30,
	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$ 1,187	$ 6,320
Accounts receivable	24,590	9,235
Inventory	111,024	117,889
Prepaid inventory	8,798	8,798
Total current assets	145,599	142,242

Property and equipment, net of accumulated depreciation of $9,293 and $7,922, respectively	15,298	16,669
Operating lease right of use asset	41,223	45,001
Deposits	1,650	1,650
Total assets	$ 203,770	$ 205,562

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$ 137,371	$ 99,702
Shareholder advance	10,000	7,500
Operating lease liability	16,057	15,440
Loans	12,952	-
Convertible promissory notes net of discount of $10,416 and $21,225, respectively	380,615	459,398
Total current liabilities	556,995	582,040

Long-term liabilities
Warranty	130	143
Operating lease liability	25,565	29,811
Total liabilities	582,690	611,994

Commitments and Contingencies
Redeemable Preferred Stock	5,000	5,000

Stockholders' equity (deficit)
Common stock, $0.0001 par value 20,000,000,000 shares authorized; issued and outstanding 606,417,622 and 194,415,754 at July 31, 2018 and April 30, 2018, respectively.	60,642	19,441
Additional paid-in capital	3,705,698	3,598,589
Accumulated deficit	(4,150,260)	(4,029,462)
Total stockholders' equity (deficit)	(383,920)	(411,432)
Total liabilities and stockholders' equity (deficit)	$ 203,770	$ 205,562

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Force Protection Video Equipment Corp.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2018	2017
Income
Net revenue	$ 70,222	$ 13,715
Cost of goods sold	28,917	6,411
Gross profit	41,305	7,304

Operating expenses
General and administrative	83,461	107,122
Sales and marketing	5,481	16,785
Total operating expenses	88,942	123,907
Loss from operations	(47,637)	(116,603)

Other (expense)
Interest expense	(13,334)	(9,091)
Accretion of debt discount	(59,827)	(229,947)
Total other (expense)	(73,161)	(239,038)
Loss before taxes	(120,798)	(355,641)
Provision for income taxes	-	-
Net loss	$ (120,798)	$ (355,641)

Loss per common share basic and diluted	$ (0.00)	$ (0.09)

Weighted average common shares outstanding, basic and diluted	380,188,271	3,903,908

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Force Protection Video Equipment Corp.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended July 31,
Cash flows from operating activities:	2018	2017
Net (Loss)	$ (120,798)	$ (355,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	1,370	1,286
Accretion of debt discount	59,827	229,947
Changes in assets and liabilities:
Increase in accounts receivable	(15,355)	(5,140)
Decrease in inventory	6,865	(13,574)
Decrease in other assets	3,778	9,841
Increase in accounts payable and accrued expenses	41,869	7,247
Decrease in other liabilities	(3,642)	(196)
Net cash used in operating activities	(26,086)	(126,230)

Cash flows from investing activities:
Purchase of equipment	-	(1,747)
Net cash used in investing activities	-	(1,747)

Cash flows from financing activities:
Proceeds from shareholder advance	2,500	-
Proceeds from short term loans	17,000	-
Repayments of short term loans	(4,047)	-
Proceeds from convertible promissory notes	5,500	65,000
Net cash provided by financing activities	20,953	65,000

Decrease in cash	(5,133)	(62,977)
Cash and cash equivalents at beginning of period	6,320	188,773
Cash and cash equivalents at end of period	$ 1,187	$ 125,796

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 2,182	$ -
Cash paid for income taxes	$ -	$ -

Non-cash operating activities:
Conversion of notes payable into 412,001,868 and 4,058,933 shares of common stock, respectively	$ 99,581	$ 82,697

(The accompanying notes are an integral part of these condensed consolidated financial statements)

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the three months ended July 31, 2018 and year ended April 30, 2018, the Company recognized revenue of $70,222 and $159,672, respectively, and a net operating loss of $47,637 and $493,802, respectively. As of July 31, 2018, the Company had negative working capital of $411,396 and an accumulated deficit of $4,150,260.

In view of these conditions, the ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Historically, the Company has relied upon funds from the sale of shares of stock, issuance of promissory notes and loans from its shareholders and private investors to finance its operations and growth. Management is planning to raise necessary additional funds for working capital through loans and/or additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. These condensed consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying condensed consolidated financial statements.

Basis of Presentation

The unaudited financial statements of Force Protection Video Equipment Corp. (the “Company”) as of July 31, 2018, and for the three months ended July 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. The balance sheet at July 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2018, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Following is the computation of basic and diluted net loss per share for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,
	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$ 120,798	$ (355,641)

Denominator:
Weighted average number of common shares outstanding	380,188,271	3,903,908

Basic and diluted EPS	$ 0.00	$ (0.09)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Convertible promissory notes	3,820,094,155	73,918,636

Concentrations of risk

During the three months ended July 31, 2018, one customers accounted for 8.0% of sales. During the three months ended July 31, 2017, four customers accounted for 73.1% of sales (40.2%, 12.3%, 10.6% and 10.0%).

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. During the three months ended July 31, 2018, two suppliers accounted for 46.1% (31.4% and 14.7%) of our inventory purchases. During the three months ended July 31, 2017, two suppliers accounted for 85.4% (52.7% and 32.7%) of our inventory purchases.

Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly owned subsidiary, Cobraxtreme HD Corp. All significant intercompany transactions and balances have been eliminated. Cobraxtreme HD Corp. was incorporated under the laws of the State of North Carolina on September 19, 2017 and currently is non operating.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

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

Revenue Recognition

Our revenue is generated from the sale of products consisting primarily of video and audio capture devices and accessories. We recognize revenue when control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. We consider a performance obligation satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. Revenue from product sales is generally recognized upon shipment to the end customer, which is when control of the product is deemed to be transferred. Payment or invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. Revenue is recorded net of discounts and promotions.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. The Company recognized $2,807 and $10,954 in marketing and advertising costs during the three months ended July 31, 2018 and 2017, respectively.

Stock Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC 718-10. Share-based payment awards are measured at the grant date fair value of the equity instruments that the Company is obligated to issue when the good or service has been delivered and any other conditions necessary to earn the right to benefit from the equity instrument has been satisfied.

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect adoption of ASU 2017-11 to have a material impact on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company implemented ASU 2017-09 for the interim and annual reporting periods of 2019, which resulted in no  impact on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification ("ASC") Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers ("ASC 340-40"), (collectively, “Topic 606”). On January 1, 2018, the Company adopted Topic 606 by applying the modified retrospective method of adoption for all contracts that were not substantially completed as of the adoption date. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2019, which resulted in no changes to how we recognize revenue.

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, the Company has not identified any standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its condensed consolidated financial statements.

NOTE 2 - FIXED ASSETS

Fixed assets consisted of the following:

	July 31,	April 30,
	2018	2018
Vehicles	7,654	7,654
Furniture and fixtures	10,936	10,936
Computers and office equipment	4,226	4,226
Leasehold improvements	1,775	1,775
Total fixed assets	24,591	24,591
Accumulated depreciation	(9,293)	(7,922)
Total fixed assets	$ 15,298	$ 16,669

During the three months ended July 31, 2018 and 2017, the Company recognized $1,370 and $1,286, respectively, in depreciation expense. During the three months ended July 31, 2017, the Company purchased $1,747 of computer equipment.

NOTE 3 – CONVERTIBLE PROMISSORY NOTES

Following is a summary of our outstanding convertible promissory notes as of July 31, 2018:

		Current/
		Amended	Current Balances
Lender	Issue Date	Maturity Date	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	$ 792	$ -	$ 792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	-	889	889
RDW Capital, LLC Note 7	9/1/2016	10/31/18	25,701	15,916	41,617
RDW Capital, LLC Note 8	2/6/2017	10/31/18	1,221	5,819	7,040
RDW Capital, LLC Note 9	3/30/2017	10/31/18	65,598	8,970	74,568
RDW Capital, LLC Note 10	4/26/2017	10/31/18	-	7,510	7,510
RDW Capital, LLC Note 11	5/30/2017	10/31/18	81,375	8,099	89,474
RDW Capital, LLC Note 12	8/7/2017	10/31/18	52,500	4,347	56,847
Power Up Lending Gp Note 1	10/20/2017	7/30/18	-	-	-
Power Up Lending Gp Note 2	11/16/2017	8/30/18	34,555	3,173	37,728
Power Up Lending Gp Note 3	1/5/2018	10/10/18	38,000	2,676	40,676
Power Up Lending Gp Note 3	3/5/2018	12/15/18	33,000	1,645	34,645
Adar Note 1	3/5/2018	3/5/19	58,289	2,907	61,196
Totals			$ 391,031	$ 69,233	$ 460,264
Unamortized debt discount balance			(10,416)
Balance sheet balances			$ 380,615

Following is a summary of our outstanding convertible promissory notes as of April 30, 2018:

		Current/
		Amended	Current Balances
Lender	Issue Date	Maturity Date	Principle	Interest	Total
RDW Capital, LLC Note 3	3/10/2016	9/10/16	$ 792	$ -	$ 792
RDW Capital, LLC Note 4	5/13/2016	11/13/16	-	4,540	4,540
RDW Capital, LLC Note 5	5/20/2016	11/20/16	-	2,742	2,742
RDW Capital, LLC Note 6	8/22/2016	2/22/17	-	889	889
RDW Capital, LLC Note 7	9/1/2016	2/1/18	25,701	15,074	40,775
RDW Capital, LLC Note 8	2/6/2017	2/1/18	15,975	5,512	21,487
RDW Capital, LLC Note 9	3/30/2017	2/1/18	78,750	7,243	85,993
RDW Capital, LLC Note 10	4/26/2017	2/1/18	-	7,510	7,510
RDW Capital, LLC Note 11	5/30/2017	2/1/18	81,375	6,288	87,663
RDW Capital, LLC Note 12	8/7/2017	2/7/18	52,500	3,197	55,697
Power Up Lending Gp Note 1	10/20/2017	7/30/18	66,030	4,554	70,584
Power Up Lending Gp Note 2	11/16/2017	8/30/18	36,000	2,006	38,006
Power Up Lending Gp Note 3	1/5/2018	10/10/18	38,000	1,464	39,464
Power Up Lending Gp Note 3	3/5/2018	12/15/18	33,000	613	33,613
Adar Note 1	3/5/2018	3/5/19	52,500	648	53,148
Totals			$ 480,623	$ 62,281	$ 542,904
Unamortized debt discount balance			(21,225)
Balance sheet balances			$ 459,398

The company determined that each convertible promissory note conversion feature will be settled with a fixed monetary value at settlement and is classified as a liability. Thus, the conversion feature of the notes meets the scope under FASB Accounting Standards Codification ("ASC") 480-10-25-14 Distinguishing Liabilities from Equity.

RDW Capital, LLC

On May 9, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 2”) with RDW Capital, LLC (“RDW”), a Florida limited liability company. On August 22, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 3”). On September 1, 2016, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 4”). On March 31, 2017, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 5”). On August 8, 2017, the Company and RDW entered into a Securities Purchase Agreement (“RDW SPA 6”). RDW SPA 2, RDW SPA 3, RDW SPA 4, RDW SPA 5 and RDW SPA 6 may hereinafter be referred to collectively as, the “RDW SPAs”.

RDW Note 4 - In connection with RDW SPA 2, on May 13, 2016, the Company issued to RDW a convertible note (“RDW Note 4”) due on November 13, 2016 in the principal amount of $105,000 of which the Company received proceeds of $82,500 after payment of a $5,000 OID, $7,500 of legal fees and $10,000 of due diligence fees.

RDW Note 4 was converted into stock down to an interest payable balance of $4,540 in fiscal 2017.

RDW Note 5 - In connection with RDW SPA 2, on May 20, 2016, the Company issued to RDW a convertible note (“RDW Note 5”) due on November 20, 2016 in the principal amount of $52,500 of which the Company received proceeds of $45,000 after payment of a $2,500 OID and $5,000 of due diligence fees.

RDW Note 5 was converted into stock down to an interest payable balance of $2,742 in fiscal 2017.

RDW Note 6 - In connection with RDW SPA 3, on August 22, 2016, the Company issued to RDW a convertible note (“RDW Note 6”) due on February 22, 2017 in the principal amount of $157,500 of which the Company received proceeds of $130,000 after payment of a $7,500 OID and legal and due diligence fees totaling $20,000.

During the three months ended July 31, 2018 and 2017, the Company recognized $0 and $108, respectively, of interest expense. RDW began converting the RDW Note 6 principal into shares of common stock beginning in March 2017. During the three months ended July 31 2017, RDW converted $0 31,674 into 579,733 shares, respectively.

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

During the three months ended July 31, 2018 and 2017, the Company recognized $842 and $2,948, respectively, of interest expense.  RDW began converting the RDW Note 7 principal into shares of common stock beginning in May 2017. During the three months ended July 31 2017, RDW converted $51,024 into 3,479,200 shares.

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

During the three months ended July 31, 2018 and 2017, the Company recognized $306 and $1,030, respectively, of interest expense and $0 and $107,333, respectively, of accretion related to the debt discount. RDW began converting the RDW Note 8 principal into shares of common stock beginning in February 2017. During the three months ended July 31, 2018, RDW converted $14,754 into 57,100,000 shares.

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

During the three months ended July 31, 2018 and 2017, the Company recognized $1,727 and $1,602, respectively, of interest expense and $0 and $39,590, respectively, of accretion related to the debt discount. RDW began converting the RDW Note 8 principal into shares of common stock beginning in July 2018. During the three months ended July 31, 2018, RDW converted $13,152 into 99,100,000 shares.

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

During the three months ended July 31, 2018 and 2017, the Company recognized $0 and $2,274, respectively, of interest expense and $0 and $55,604, respectively, of accretion related to the debt discount. RDW began converting the RDW Note 10 principal into shares of common stock beginning in December 2017. During the three months ended July 31, 2018, no debt was converted during the three months ended July 31, 2018.

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

During the three months ended July 31, 2018 and 2017, the Company recognized $1,810 and $1,129, respectively, of interest expense and $0 and $27,420. Respectively, of accretion related to the debt discount and BCF.

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

During the three months ended July 31, 2018, the Company recognized $1,150 of interest expense.

RDW Note 3 through RDW Note 12 may hereinafter be referred to collectively as, the “RDW Notes”.

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

• Upon Acceleration, the amount due will b e one hundred thirty percent (130%) of the outstanding principal amount of the Note and accrued and unpaid interest, together with payment of all other amounts, costs, expenses and liquidated damages.

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

In total, during the three months ended July 31, 2018 and 2017, the Company recognized $5,836 and $9,091, respectively, of interest expense and $0 and $229,947, respectively, of accretion related to the debt discount of the RDW Notes.

In total, during the three months ended July 31, 2018, RDW converted $27,906 of RDW Note principal and interest into 156,200,000 shares of common stock compared to $82,697 into 4,058,933 shares during the three months ended July 31, 2017.

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

During the three months ended July 31, 2018, the Company recognized interest expense of -$353 and $14,390 of accretion. Power Up began converting the Power Up Note 1 principal into shares of common stock beginning in April 2018. During the three months ended July 31, 2018, RDW converted the remaining balance of $70,230 ($66,030 of principal and $4,200 of interest payable) into 243,760,201 shares.

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

During the three months ended July 31, 2018, the Company recognized interest expense of $1,167 and $9,200 of accretion. Power Up began converting the Power Up Note 1 principal into shares of common stock beginning in July 2018. During the three months ended July 31, 2018, RDW converted $1,445 into 12,041,677 shares.

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

During the three months ended July 31, 2018, the Company recognized interest expense of $1,212 and $9,917 of accretion.

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

During the three months ended July 31, 2018, the Company recognized interest expense of $1,032 and $8,586 of accretion.

Power Up Note 1 through Power Up Note 4 may hereinafter be referred to collectively as, the “Power Up Note(s)”.

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

In total, during the three months ended July 31, 2018, Power Up converted $71,674 of Power Up Note principal and interest into 255,801,868 shares of common stock.

Adar Bays, LLC

Adar Note 1 - On March 5, 2018 the Company entered into a Securities Purchase Agreement with Adar Bays, LLC (“Adar”) providing for the purchase of a Convertible Promissory Note in the principal amount of $52,500 (the "Adar Note 1"); and two Collateralized Secured Promissory Notes also in the amount of $52,500 each (the “Adar Collateralized Notes”)(collectively, the “Adar Notes”)  and the delivery by the Registrant of two Back End Notes payable to Adar each in the principal amount of $52,500. The first $52,500 financing closed on March 5, 2018 with the Company receiving net proceeds of $43,500 after payment of legal fees of $6,500 and a 5%, or $2,500 original issue discount. On May 24, 2018 Adar funded $5,789 under one of the Adar Collateralized Notes with the Company receiving net proceeds of $5,500 after payment of a 5% original issue discount.

The Adar Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on or before March 5, 2019. After six months, the Adar Notes are convertible into common stock, at Adar's option, at a conversion price equal to 60% of the lowest trading price of our common stock during the 20 prior trading days prior to conversion. The two Adar Collateralized Notes may only be converted by Adar in the event they are paid in full. In addition, the Adar Note 1 contains pre-payment penalties. The Registrant is only required to make payments on the Back End Notes if Adar funds the Collateralized Notes.

Adar has agreed to restrict its ability to convert the Adar Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Adar Notes are a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company. The Adar Notes also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes. In the event of default, the note interest rate increases to 24%.

The intrinsic value of the Adar Notes BCF exceeded their proceeds thereby limiting the accretion of the BCF to$43,500 and $5,500 for Adar note 1 and the Adar Collateralized Note, respectively. Accretion is over the 12 month term of the Adar Notes through March 5, 2019.

During the three months ended July 31, 2018, the Company recognized interest expense of $2,259 and $14,615 of accretion.

NOTE 4 - Short Term Loans

On June 8, 2018, the Company borrowed $26,163 from Reliant Funding under the ACH Total Receipts Purchase Agreement (the “ACH Loan”). Pursuant to the terms of the ACH Loan, the Company received $16,605 of proceeds after deductions for a $395 origination fee and $9,163 related to interest. Repayment is achieved through 147 daily bank account withdrawals of $178. The ACH Loan is secured by all current and future assets of the Company. During the three months ended July 31, 2018, the Company repaid a total of $6,229, including $2,182 of interest.

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

Operating Leases

On November 15, 2017, the Company entered into a lease of office space at 1600 Olive Chapel Road, Apex, North Carolina 27502. The lease expires on November 30, 2020 and includes an option to extend the lease an additional term or three years. Rent is $1,650 per month and is increased each anniversary by 3%. The Company paid a $1,650 security deposit. As of April 30, 2018, the Company had adopted ASC 2016-2; Leases (Topic 842). As a result, the Company was required to estimate and record the right of use asset (“ROU Asset”) and lease liability on the face of the Company’s balance sheet. The Company determined the ROU Asset and lease liability to be $51,063 which compares to the total payments of the initial three year term of $61,200. The company determined that there was no discount rate implicit in the lease. Thus, the Company used its incremental borrowing rate of 12% to discount the lease payments in the determination of the ROU asset and lease liability.

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. During January, 2018, the Company moved and this lease was terminated with no further obligations

The Company has no other non-cancelable operating leases. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of July 31, 2018:

Fiscal Year

2019

$15,098

2020

$20,649

2021

$12,253

$48,000

As of July 31, 2018, total operating lease liability was as follows:

Total undiscounted cash flows

$48,000

Less unamortized interest

  (6,377)

Total operating lease liability

$41,622

During the three months ended July 31, 2018 and 2017, operating lease expense for rent for office space totaled $5,100 and $3,694, respectively.

NOTE 6 –REDEEMABLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY

Redeemable Preferred Stock

As of July 31, 2018 and April 30, 2018, there were 5,000,000 shares of par value $0.0001, Series A Preferred Stock outstanding. The Preferred Stock pays no dividends and has no conversion rights into common stock. Each share of Preferred Stock is entitled to 200 votes per share and is redeemable in whole, but not in part, at the option of the holder for $0.0001 per share.

During the year ended April 30, 2018, the Company issued 4,000,000 shares of Series A Preferred Stock to Paul Feldman, CEO in exchange for $4,000. Each Series A preferred share is entitled to 200,000 (i.e., 200:1) votes per share and carries no right of conversion into shares of common stock.

Common Stock

As of July 31, 2018 and April 30, 2018, there were 606,417,622 and 194,415,754 shares of common stock outstanding, respectively.

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

On September 20, 2018, the Company amended its Articles of Incorporation to affect a 1:1,000 reverse stock split. As of the date of this filing, the Company is waiting for FINRA to approve this corporate action. All share amounts included in this quarterly report have not been updated to reflect the reverse split.

During the three months ended July 31, 2018, the Company issued 1) 412,001,868 shares of common stock in exchange for convertible notes totaling $99,581.

During the year ended April 30, 2018, the Company issued 1) 192,516,391 shares of common stock in exchange for convertible notes totaling $317,096; 2) 100,000 shares in exchange for $600 and 3) 100,000 shares in exchange for services valued at $600.

NOTE 7 – SUBSEQUENT EVENTS

On September 25, 2018, the Company repaid the then outstanding balance of the ACH Loan totaling $12,992 with funds received from  Strategic Funding Source, Inc.

On September 25, 2018, the Company borrowed $38,340 from Strategic Funding Source, Inc. under the Loan Agreement. Pursuant to the terms of the Loan Agreement, the Company received $26,605 of proceeds after deductions for $395 of service fees and $11,340 related to interest. Repayment is achieved through 246 daily bank account withdrawals of $156. The Loan Agreement is secured by all current and future assets of the Company.

ITEM 2.    MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our April 30, 2018 Annual Report on Form 10-K.

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

Results of Operations

As of July 31, 2018, we had total assets of $203,770 and total liabilities of $582,690. Since our inception to July 31, 2018, we have accumulated a deficit of $4,150,260. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three Months Ended July 31, 2018 Compared with the three months ended July 31, 2017

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the three months ended July 31, 2018, the Company recognized $70,222 of revenue compared to $13,715 during the three months ended July 31, 2017. Sales increased $56,507 or 412% due to the introduction of over 100 new undercover surveillance audio and video devices. These devices were introduced and are being sold on our website and our catalog which is distributed to over 20,000 law enforcement agencies nationwide.

Gross profit

Gross profit was $41,305 and $7,304 during the three months ended July 31, 2018 and 2017, respectively. Our Gross margin for the three months ended July 31, 2018 and 2017 was 54.1% and 53.3%, respectively. The year-over-year increase in gross margin was due to increased volumes of higher margin product. The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance and other office related costs. General and administrative costs decreased $23,661 to $83,461 during the three months ended July 31, 2018 compared to $107,122 during the three months ended July 31, 2017. General and administrative costs decreased during the three months ended July 31, 2018 compared to the three months ended July 31, 2017 primarily due to decreased professional personnel and travel costs.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs decreased $11,304 to $5,481 during the three months ended July 31, 2018 compared to $16,785 the three months ended July 31, 2017. Sales and marketing costs decreased during the three months ended July 31, 2018 compared to the three months ended July 31, 2017 due to more targeted marketing efforts.

Other Income (Expense)

All the elements of other income (expense) relate to our convertible promissory notes. During the three months ended July 31, 2018 and 2017, the Company incurred $13,334 and $9,091, respectively, of interest expense and $59,827 and $229,947, respectively, of debt discount accretion. Interest expense increased due to higher debt levels and accretion decreased due to the issuance of fewer notes.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of July 31, 2018 our current assets totaled $145,599 and were comprised primarily of $24,590 of accounts receivable and $119,822 of inventory and prepaid inventory. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended July 31, 2018, net cash flows used in operating activities was $26,086, compared to $126,230 for the three months ended July 31, 2017.

For the three months ended July 31, 2018, net cash flows used in investing activities was $0, compared to $1,747 for the three months ended July 31, 2017.

For the three months ended July 31, 2018, we generated cash flows from financing activities of $20,953 from the issuance of a convertible promissory note, short term loan and shareholder advance compared to $65,000 from the issuance of one convertible promissory note for the three months ended July 31, 2017. To date, we have financed our operations primarily through the issuance of debt and equity.

OffBalance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our condensed consolidated results of operations and financial position.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 31, 2018, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

PART II - OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2018, the Company issued 412,001,868 shares of common stock to pursuant to convertible note conversions of debt totaling $99,581.

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

3.8	Bylaws (1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split (8)
3.10	Amendment to Articles of Incorporation effective December 8, 2017 to increase the authorized common stock outstanding to 2,000,000,000 and increase Series A Preferred stock to 15,000,000 (12)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC (6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC (6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC (7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC (9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC (8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC (8)
10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC (9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC (9)
10.24	Securities Purchase Agreement dated August 8, 2017 with RDW Capital, LLC (10)
10.25	Convertible Promissory Note dated August 7, 2017 held by RDW Capital, LLC (10)

10.26	Securities Purchase Agreement dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.27	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.29	Employment Agreement Paul Feldman (1)
10.30	Shenzen AE Technology Purchase Order (1)
10.31	Agreement with Carter, Terry & Company (1)
10.32	Convertible Promissory Note dated November 16, 2017 with Power Up Lending Group, Ltd. (13)
10.33	Convertible Promissory Note dated January 5, 2018 with Power Up Lending Group, Ltd. (13)
10.34	Form of Adar Securities purchase Agreement dated March 5, 2018 with Adar bays , LLC (14)
10.35	Form of Convertible Promissory Note dated March 5, 2018 with Adar bays, LLC (14)
10.36	Form of Back end Note 1 dated March 5, 2018 with Adar bays, LLC (14)
10.37	Form of Back end Note 2 dated March 5, 2018 with Adar bays, LLC (14)
10.38	Form of Collateralized Secured Promissory Note 1 dated March 5, 2018 with Adar bays, LLC (14)
10.39	Form of Collateralized Secured Promissory Note 2 dated March 5, 2018 with Adar bays, LLC (14)
10.40	Securities Purchase Agreement dated March 5, 2018 with Power Up Lending Group, Ltd. (15)
10.41	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (15)
10.42*	ACH Total Receipts Agreement dated June 8, 2018 with Reliant Funding
10.43*	Loan Agreement dated September 25, 2018 with Strategic Funding Source, Inc.
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

Force Protection Video Equipment Corp.
(Registrant)

October 25, 2018	By: /s/ Paul Feldman
Paul Feldman Chief Executive Officer, Chief Financial Officer and Director