Form 10-Q
period 2018-10-31
Force Protection Video Equipment Corp.
filed 2020-02-18
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 841,184,289 shares of common stock, par value $0.0001, were outstanding as of January 23, 2020.

FORCE PROTECTION VIDEO EQUIPMENT CORP

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Force Protection Video Equipment Corp

Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	April 30,
	2018	2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$5,511	$6,320
Accounts receivable	3,112	9,235
Inventory	-	117,889
Prepaid inventory	-	8,798
Total current assets	8,623	142,242

Property and equipment, net of accumulated depreciation of $11,049 and $7,922, respectively	13,542	16,669
Operating lease right of use asset	37,371	45,001
Deposits	1,650	1,650
Total assets	$61,186	$205,562

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$171,622	$99,702
Shareholder advance	13,500	7,500
Operating lease liability – current portion	16,731	15,440
Short-term Loans	24,472	-
Convertible promissory notes, net of discount of $0 and $21,225, respectively	380,256	459,398
Total current liabilities	606,581	582,040

Long-term liabilities
Warranty	147	143
Operating lease liability – less current portion	21,190	29,811
Total liabilities	627,918	611,994

Commitments and Contingencies (Note 5)
Redeemable Preferred Stock
Preferred stock, $0.0001 par value; 20,000,000 authorized; 5,000,000 and 5,000,000 issued and outstanding, respectively
Total Temporary Equity	5,000	5,000

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 20,000,000,000 authorized; 764,867,622 and 194,415,754 issued and outstanding, respectively.	76,487	19,441
Additional paid-in capital	3,744,452	3,598,589
Accumulated deficit	(4,392,671)	(4,029,462)
Total stockholders’ equity (deficit)	(571,732)	(411,432)
Total liabilities and stockholders’ equity (deficit)	$61,186	$205,562

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Equipment Corp

Condensed Statements of Operations

For the Three and Six Months Ended October 31, 2018 and 2017 (Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Income
Net revenue	$45,130	$74,798	$115,352	$88,513
Cost of goods sold	136,067	24,456	164,984	30,867
Gross profit (loss)	(90,937)	50,342	(49,632)	57,646

Operating expenses
General and administrative	72,770	132,494	156,231	239,617
Sales and marketing	1,703	53,149	7,184	69,934
Total operating expenses	74,473	185,643	163,415	309,551
Loss from operations	$(165,410)	$(135,301)	$(213,047)	$(251,905)

Other (expense)
Interest expense	(23,406)	(9,823)	(36,740)	(18,913)
Accretion of debt discount	(53,595)	(150,690)	(113,422)	(380,637)
Total other (expense)	(77,001)	(160,513)	(150,162)	(399,550)
Loss before taxes	(242,411)	(295,814)	(363,209)	(651,455)
Provision for income taxes	-	-	-	-
Net loss	$(242,411)	$(295,814)	$(363,209)	$(651,455)

Net (loss) per common share basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.08)

Weighted average common shares outstanding basic and diluted	732,860,564	11,746,854	563,638,135	7,842,065

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Corp Statements of Changes in Stockholders’ Deficit for the three and six months ended October 31, 2018 (Unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficit
Balance as of April 30, 2018	194,415,754	$19,441	$3,598,589	$(4,029,462)	$(411,432)

Shares issued in satisfaction of loan debt and interest	412,001,868	41,201	58,380	-	99,581

Discount on convertible promissory note due to beneficial conversion feature	-	-	48,729	-	48,729

Net loss for the three months	-	-	-	(120,798)	(120,798)

Balance as of July 31, 2018	606,417,622	$60,642	$3,705,698	$(4,150,260)	$(383,920)

Shares issued in satisfaction of loan debt and interest	158,450,000	15,845	(4,715)	-	11,130

Discount on convertible promissory note due to beneficial conversion feature	-	-	43,469	-	43,469

Net loss for the three months	-	-	-	(242,411)	(242,411)

Balance as of October 31, 2018	764,867,622	$76,487	$3,744,252	$(4,392,671)	$(571,732)

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Corp Statements of Changes in Stockholders’ Deficit for the three and six months ended October 31, 2017 (Unaudited)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficit
Balance as of April 30, 2017	1,698,494	$170	$3,124,098	$(2,992,396)	$131,872

Shares issued in satisfaction of loan debt and interest	4,058,933	406	82,291	-	82,697

Discount on convertible promissory note due to beneficial conversion feature	-	-	66,000	-	66,000

Fractional shares issued in stock split	869	-	-	-	-

Net loss for the three months	-	-	-	(355,641)	(355,641)

Balance as of July 31, 2017	5,758,296	$576	$3,272,389	$(3,348,037)	$(75,072)

Shares issued in satisfaction of loan debt and interest	13,274,700	1,327	63,991	-	65,318

Discount on convertible promissory notes due to beneficial conversion feature	-	-	89,560	-	89,560

Common shares issued for cash	100,000	10	590	-	600

Net loss for the three months	-	-	-	(295,814)	(295,814)

Balance as of October 31, 2017	19,132,996	$1,913	$3,426,530	$(3,643,851)	$(215,408)

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Corp
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net (Loss)	$(363,209)	$(651,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	3,127	2,717
Accretion of debt discount and beneficial conversion feature	113,422	380,637
Impairment of inventory	112,736	-
Changes in assets and liabilities:
Decrease/( Increase) in accounts receivable	6,123	(8,932)
Decrease/( Increase) in inventory	13,951	(24,211)
Decrease in operating lease right of use asset	7,630	9,553
Increase in accounts payable and accrued expenses	76,769	14,275
Operating lease liability	(7,330)	-
Increase/(Decrease) in other liabilities	-	(382)
Net cash used in operating activities	(36,781)	(277,798)

Cash flows from investing activities:
Purchase of equipment	-	(8,246)
Net cash used in investing activities	-	(8,246)

Cash flows from financing activities:
Proceeds from shareholder advance	6,000	-
Proceeds from short term loans	38,340	-
Repayments of short term loans	(13,868)	-
Proceeds from convertible promissory notes	5,500	171,300
Proceeds from the issuance of common stock	-	600
Net cash provided by financing activities	35,972	171,900

Decrease in cash	(809)	(114,144)
Cash and cash equivalents at beginning of period	6,320	188,773
Cash and cash equivalents at end of period	$5,511	$74,629

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,060	$-
Cash paid for income taxes	$-	$-

Non-cash operating activities:
Conversion of notes payable and accrued interest into 570,451,868 and 17,333,633 shares of common stock, respectively	$110,710	$146,821

The accompanying notes are an integral part of these consolidated financial statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $363,209 for the six months ended October 31, 2018 and had net cash used in operating activities of $36,781 for the same period. Additionally, the Company has an accumulated deficit of $4,392,671 and a working capital deficit of $597,958 at October 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

While the Company is attempting to produce revenues, the Company’s cash position is not significant enough to support the Company’s operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, and the ability to expand its customer base. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Earnings Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.

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

Following is the computation of basic and diluted net loss per share for the six months ended October 31, 2018 and 2017:

	For 6 Months Ended
	October 31,	October 31,
	2018	2017
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders’	$(363,209)	$(651,455)

Denominator:
Weighted average number of common shares outstanding	563,638,135	7,842,065

Basic and diluted EPS	$(0.00)	$(0.08)

Potentially dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders, because to do so would be anti-dilutive. Common stock equivalents pertaining to the Company’s Convertible Notes are as follows:

Convertible notes, principal and accrued interest	7,264,071,140	144,039,431
Convertible notes, penalties potentially settled in common stock	1,670,438,195	-
Total convertible note common stock equivalents	8,934,509,335	-

Concentrations of risk

During the six months ended October 31, 2018, three customers accounted for 15.8% (4.4%, 5.0%, and 6.4%) of sales. During the six months ended October 31, 2017, one customer accounted for 51.5% of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. During the six months ended October 31, 2018, two suppliers accounted for 46.1% (31.4% and 14.7%) of our inventory purchases. During the six months ended October 31, 2017, three suppliers accounted for 51.6% (19.0%, 17.1% and 15.5%) of our inventory.

Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly owned subsidiary, Cobraxtreme HD Corp. All significant intercompany transactions and balances have been eliminated. Cobraxtreme HD Corp. was incorporated under the laws of the State of North Carolina on September 19, 2017 and currently is non-operating.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for stock based compensation; assumptions used in calculating derivative liabilities, and deferred tax valuation allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either October 31, 2018 or 2017.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Inventory

The Company’s inventory is comprised of finished goods and primarily includes cameras and recording equipment. The Company’s inventory is stated at the lower of cost or market and expensed to cost of goods sold upon sale using the average-cost method. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. During the period ended October 31, 2018, the Company recorded an impaired loss of $112,736 for certain inventory that was considered obsolete in the marketplace. As of October 31, 2018 and April 30, 2018, the balance of inventory was $0 and $126,687, respectively.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances. The Company does not have a history of significant bad debt and has not recorded any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve with none this period.

Leases

In February 2016, the FASB issued ASU No. 2016-02 (“ASC 842”), Leases, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvements for Lessors, and ASU 2019-01, Codification Improvements, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.

The Company elected to early adopt ASC 842 using the cumulative effect adjustment approach. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. Accordingly, previously reported financial statements, including footnote disclosures, will not been recast to reflect the application of the new standard to all comparative periods presented. The adoption of this Standard did not have a material effect on its financial statements.

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

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. The Company recognized $1,703 and $53,149 in marketing and advertising costs during the three months ended October 31, 2018 and 2017, respectively, and $7,184 and $69,934 during the six months ended October 31, 2018 and 2017, respectively.

Stock Based Compensation

Under ASC 718, Compensation – Stock Compensation, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

In July 2019, the FASB released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 that affect a wide variety of Topics in the FASB Accounting Standards Codification including the guidance in paragraph 718-740-35-2, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in this update clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period in which the amount of the deduction is determined. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

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

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

●	we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

●	different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accrued expenses, notes payable and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the notes payable and amounts due to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

FASB Accounting Standards Codification (ASC) topic, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 - Inputs that are both significant to the fair value measurement and defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Beneficial Conversion Features

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount is recorded as a debt discount and amortized over the life of the debt. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

Recent Accounting Pronouncements

We have reviewed all FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect adoption of ASU 2017-11 to have a material impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification (“ASC”) Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On May 1, 2018, the Company adopted Topic 606 by applying the modified retrospective method of adoption for all contracts that were not substantially completed as of the adoption date. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2019, which resulted in no changes to how we recognize revenue.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	October 31,	April 30,
	2018	2018
Vehicles	7,654	7,654
Furniture and fixtures	10,936	10,936
Computers and office equipment	4,226	4,226
Leasehold improvements	1,775	1,775
Total	24,591	24,591
Accumulated depreciation	(11,049)	(7,922)
Total	$13,542	$16,669

During the six months ended October 31, 2018 and 2017, the Company recognized $3,127 and $2,717, respectively in depreciation expense.

NOTE 3 – CONVERTIBLE PROMISSORY NOTES

The company determined that each convertible promissory note conversion feature is indexed to the Company’s stock, which is an input to a fair value measurement of a fixed-for-fixed option on equity shares. Thus, the conversion feature of the notes meets the scope exception under FASB Accounting Standards Codification (“ASC”) 815-40-15-7 and treatment under ASC 470-20 – Debt with Conversion and Other Options is appropriate.

As of October 31, 2018, ten of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the respective agreements. Consequently, the Company is accruing interest on these notes at their respective default rates. As a result of being in default on these notes, the Holders could, at their sole discretion, call these Notes in their entirety, including all associated penalties provided for under the respective agreements. In this event, the Company may not have sufficient authorized shares to absolve itself of the defaulted Notes through the issuance of common shares of the Company. The Company is working with the current noteholders in order that it may resolve these outstanding issues as soon as practicable.

As of October 31, 2018, the Company owed $380,256 in principal (before a debt discount of $4,078) and $83,001 in accrued interest on its remaining outstanding convertible promissory notes. As of April 30, 2018, the Company owed $480,623 in principal (before a debt discount of $21,225) and $62,281 in accrued interest on its remaining outstanding convertible promissory notes.

	October 31, 2018	April 30, 2018
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-12% interest and default interest of 12-24%, convertible at discount to trading price (60-61%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts and attributable deferred financing costs in the amount of $4,078 and $21,225, respectively.
Principal	$380,256	$480,623
Debt discount	(4,078)	(21,225)
Total Principal	$376,178	$459,398

Summary of Convertible Note Transactions:	October 31, 2018	April 30, 2018

Convertible notes, May 1	$480,623	$427,128
Additional notes, face value	5,789	363,375
Conversions of debt	(106,156)	(309,880)
Unamortized debt discounts	(4,078)	(21,225)
Convertible notes, balance	$376,178	$459,398

RDW Capital, LLC

The RDW Notes have identical terms and conditions, including convertibility into common stock at the holder’s option, at a price for each share of common stock equal to 60% of the lowest traded price during the twenty (20) trading days immediately preceding the applicable conversion, and subject to anti-dilution and market adjustments set forth in the Agreement. The Notes mature in six months and bear an interest rate of 8%. In no event shall RDW effect a conversion if such conversion results in RDW beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Notes and accrued interest may be prepaid in whole or in part at any time with ten (10) days written notice to the holder for the sum of the outstanding principal and interest multiplied by one hundred and thirty percent (130%). Any principal and interest unpaid when due shall bear interest at 24% and RDW may accelerate the outstanding principal, plus accrued and unpaid interest, and other amounts owing through the date of acceleration and the amount due will be one hundred thirty percent (130%) of the outstanding principal amount of the Note and accrued and unpaid interest. In the event the Company defaults on the accelerated balance, and at the request of the Holder, the Company must pay one hundred fifty percent (150%) of the outstanding balance plus accrued interest and default interest. The Company is required to reserve three (3) times the amount of shares necessary for the issuance of common stock upon conversion.

As of October 31, 2018, the Company is in default of all RDW Notes; however, the penalty provision election has not been made by the Holder of the Note. In the event and at any time this election is made, additional default penalties would need to be accrued and due immediately for all notes in the amount of approximately $144,182.

Note 3 - On March 10, 2016, the Company entered into a Securities Purchase Agreement and amendments thereto, with RDW Capital, LLC, pursuant to which the Company received $210,000 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $180,000 after payment of $30,000 in legal fees.

The principal was discounted for the OID, due diligence fees, stock issued to an advisor in connection with the note totaling $18,000, and the intrinsic value of the beneficial conversion feature. The calculated intrinsic value was $227,391. As this amount resulted in a total debt discount that exceeded the note principal, the discount recorded for the beneficial conversion feature was limited to the principal amount of the note.

The Note became due and payable on September 10, 2016 and the Company is in default of its obligations under the Note and the default interest rate of 24% per annum is being accrued beginning on September 11, 2016.

During the six months ended October 31, 2018 and 2017, respectively, the Company issued no common shares for payment on the note.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $792 and $792 in principle and $0 and $0 in interest, respectively.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 13,196,334. The number of common shares the Company is required to have in reserve on the note is 39,589,002.

Note 4 - On May 13, 2016, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC pursuant to which the Company received $105,000 in financing through the execution of a Convertible Promissory Note (RDW Note 4). The Company received proceeds of $82,500 after payment of a $5,000 OID and $17,500 of legal and due diligence fees.

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $70,000. As this amount resulted in a total BCF debt discount that was less than note principal, the full $70,000 discount was recognized. The resulting $92,500 discount was accreted over the 6 month term of the Note.

The Note became due and payable on November 13, 2016 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum is being accrued beginning on November 14, 2016.

During the six months ended October 31 2018, the Company issued no common shares for payment on the Note. During the six months ended October 31, 2017, the Company issued 71,341,227 common shares for a value of $105,000, satisfying the note principal, and leaving a balance due of $4,540 in accrued interest.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $0 and $0 in principle and $4,540 and $4,540 in interest, respectively.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 75,664,694. The number of common shares the Company is required to have in reserve on the note is 226,994,082.

Note 5 - On May 20, 2016, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC pursuant to which the Company received $52,500 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $45,000 after payment of a $2,500 OID and $5,000 of due diligence fees.

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $35,000. As this amount resulted in a total BCF debt discount that was less than note principal, the full $35,000 discount was recognized. The resulting $42,500 discount was accreted over the 6 month term of the Note.

The Note became due and payable on November 20, 2016 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum is being accrued beginning on November 21, 2018.

During the six months ended October 31 2018, the Company issued no common shares for payment on the Note. During the six months ended October 31, 2017, the Company issued 80,769 common shares for a value of $52,500, satisfying the note principal, and leaving a balance due of $2,743 in accrued interest.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $0 and $0 in principle and $2,742 and $2,742 in interest, respectively.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 45,706,301. The number of common shares the Company is required to have in reserve on the note is 137,118,903.

Note 6 - On August 22, 2016, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC pursuant to which the Company received $157,500 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $130,000 after payment of a $7,500 OID and $20,000 of legal and due diligence fees.

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $105,000. As this amount resulted in a total BCF debt discount that was less than note principal, the full $105,000 discount was recognized. The resulting $132,500 discount was accreted over the 6 month term of the Note.

The Note became due and payable on February 22, 2017 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum is being accrued beginning on February 23, 2017.

During the six months ended October 31 2018, the Company issued no common shares for payment on the Note. During the six months ended October 31, 2017, the Company issued 579,733 common shares for a value of $31,674, satisfying the note principal, and leaving a balance due of $8,398 in accrued interest.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $0 and $0 in principle and $889 and $889 in interest, respectively.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 14,817,664. The number of common shares the Company is required to have in reserve on the note is 44,452,992.

Note 7 – In connection with RDW SPA 4 under which RDW agreed to purchase an aggregate of up to $367,500 in principal amount of notes, on September 1, 2016, the Company issued to RDW a convertible note due on March 1, 2017 in the principal amount of $157,500 of which the Company received proceeds of $130,000 after payment of a $7,500 OID and legal and due diligence fees totaling $20,000. The second tranche for $210,000 will occur on the date that is two trading days from the date a registration statement is declared effective by the SEC. On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $105,000. As this amount resulted in a total BCF debt discount that was less than note principal, the full $105,000 discount was recognized. The resulting $132,500 discount was accreted over the 6 month term of the Note.

The Note became due and payable on October 31, 2018 and the Company will be in default of its obligations under the Note. The default interest rate of 24% per annum will be accrued beginning on November 1, 2018.

During the six months ended October 31 2018, the Company issued no common shares for payment on the Note. During the six months ended October 31, 2017, the Company issued 16,753,900 common shares for a value of $115,148, and was applied to the Note principal.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $25,700 and $25,700 in principle and $16,776 and $13,397 in interest, respectively.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 707,937,309. The number of common shares the Company is required to have in reserve on the note is 2,123,811,927.

Note 8 – On February 6, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $210,000 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $180,000 after payment of $10,000 OID and legal and due diligence fees totaling $20,000. On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $217,000. As this amount resulted in a total debt discount that exceeded the principal, the discount recorded for the BCF was limited to the principal amount of the Note. The resulting $210,000 discount was accreted over the 6 month term of the Note.

The Note became due and payable on October 31, 2018 and the Company will be in default of its obligations under the Note. The default interest rate of 24% per annum will begin accruing on November 1, 2018.

During the six months ended October 31, 2018, the Company issued 57,100,000 common shares for a value of $14,754, and was applied to the Note principal. During the six months ended October 31 2017, the Company issued no common shares for payment on the Note.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $1,221 and $15,975 in principle and $5,964 and $5,512 in interest, respectively.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 119,756,048. The number of common shares the Company is required to have in reserve on the note is 359,268,144.

Note 9 – On March 30, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $78,750 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $62,500 after payment of $3,750 OID and legal and due diligence fees totaling $12,500. On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

The principle was discounted for the value of the OID, fees and intrinsic value of the BCF. The calculated intrinsic value was $72,000. As this amount resulted in a total debt discount that exceeded the principal, the discount recorded for the BCF was limited to the principal amount of the Note. The resulting $78,750 discount was accreted over the 6 month term of the Note.

The Note became due and payable on October 31, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum will be accrued beginning on November 1, 2018.

During the six months ended October 31 2018, the Company issued 130,800,000 common shares for a value of $16,322, and was applied to the principal on the Note. During the six months ended October 31, 2017, the Company issued no common shares for payment on the Note.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $62,428 and $78,750 in principle and $10,459 and $7,243 in interest, respectively.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,214,790,559. The number of common shares the Company is required to have in reserve on the note is 3,644,371,677.

Note 10 – On April 26, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $110,000 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $90,000 after payment of $10,000 OID and legal fees totaling $10,000. On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

The principle was discounted for the value of the OID, fees and intrinsic value of the BCF. The calculated intrinsic value was $134,000. As this amount resulted in a total debt discount that exceeded the principal, the discount recorded for the BCF was limited to the principal amount of the Note. The resulting $110,000 discount was accreted over the 6 month term of the Note.

The Note became due and payable on October 31, 2018 and the Company will be in default of its obligations under the Note. The default interest rate of 24% per annum will be accrued beginning on November 1, 2018.

During the six months ended October 31 2018 and 2017, the Company issued no shares on the Note.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $7,510 in accrued interest.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 125,169,335. The number of common shares the Company is required to have in reserve on the note is 375,508,005.

Note 11 – On May 30, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $81,375 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $65,000 after payment of $3,875 OID and legal and due diligence fees totaling $9,875. On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

The principle was discounted for the value of the OID and issuance fees. The BCF intrinsic value was $102,000. As this amount resulted in a BCF that exceeded the Note proceeds, accretion of the BCF was limited to $65,000 which was accreted over the 6 month term of the Note.

The Note became due and payable on October 31, 2018 and the Company will be in default of its obligations under the Note. The default interest rate of 24% per annum is being accrued beginning on November 1, 2018.

During the six months ended October 31 2018, the Company issued 138,791,667 common shares for a value of $9,050 and was applied against the principal on the Note. During the six months ended October 31, 2017, the Company issued no shares on the Note.

As of October 31, 2018 and April 30, 2018, the Company owed $81,375 and $81,375 in principal and $9,947 and $6,288 in accrued interest, respectively.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,522,028,613. The number of common shares the Company is required to have in reserve on the note is 4,566,085,839.

Note 12 – On August 7, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $52,500 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $46,000 after payment of $2,500 OID and legal and due diligence fees totaling $4,000. On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

The principle was discounted for the value of the OID and issuance fees. The BCF intrinsic value was $107,283. As this amount resulted in a BCF that exceeded the Note proceeds, accretion of the BCF was limited to $52,500 which was accreted over the 6 month term of the Note.

The Note became due and payable on October 31, 2018 and the Company will be in default of its obligations under the Note. The default interest rate of 24% per annum is being accrued beginning on November 1, 2018.

During the six months ended October 31 2018 and 2017, respectively, the Company issued no shares against the Note.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $52,500 and $52,500 in principal and $5,521 and $3,197 in accrued interest.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 967,013,810. The number of common shares the Company is required to have in reserve on the note is 2,901,041,430.

Power Up Lending Group Ltd.

The Power Up Notes have identical terms and conditions, including convertibility into common stock, at the holder’s option any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, at a price for each share of common stock equal to 61% of the average of the lowest two (2) trading prices during the twenty (20) trading days immediately preceding the applicable conversion. In no event shall Power Up effect a conversion if such conversion results in Power Up beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Notes and accrued interest may be prepaid within the 180 day period following the issuance date at an amount equal to 115% - 140% of the outstanding principle and unpaid interest. After expiration of the 180 days, the Note may not be prepaid. Any principal and interest unpaid when due shall bear interest at 22%. Upon the occurrence of an event of default the balance of principle and interest shall become immediately due at the default amount which is equal to the sum of the unpaid principal and unpaid interest multiplied by 150%.

Power Up Note 1 – On October 20, 2017 the Company sold a 12% convertible note in the principal amount of $70,000 of which the Company received $60,300 after payment of legal fees of $9,700. The Note matured on July 30, 2018 and bears a default interest rate of 22% as of July 31, 2018.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $44,754 and is being accreted over the 10 month term of the Note.

During the six months ended October 31 2018, the Company issued 243,760,201 common shares for a value of $70,230; whereby $66,030 was applied against the principal and $4,200 was applied against the accrued interest. During the six months ended October 31 2017, the Company issued 9,232,558 common shares for a value of $3,970, which was applied against the principal on the Note.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $0 and $66,030 in principal and $0 and $4,554 in accrued interest.

Power Up Note 2 – On November 16, 2017 the Company sold a 12% convertible note in the principal amount of $36,000 of which the Company received $30,000 after payment of legal fees of $6,000.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $23,016 and is being accreted over the 9.5 month term of the Note.

The Note became due and payable on August 30, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 22% per annum is being accrued beginning on August 31, 2018.

During the six months ended October 31, 2018, the Company issued 138,791,667 common shares for a value of $9,050, which was applied against the principal on the Note. During the six months ended October 31, 2017, the Company issued no shares against the balance on the Note.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $26,950 and $5,113 in principal and $36,000 and $2,006 in accrued interest.

As of October 31, 2018, the equivalent number of common shares the Company would be required to hold in its reserves is equal to the amount required to satisfy the Note, which is 525,615,677.

Power Up Note 3 – On January 5, 2018 the Company sold a 12% convertible note in the principal amount of $38,000 of which the Company received $32,000 after payment of legal fees.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $24,295 and is being accreted over the 10 month term of the Note.

The Note became due and payable on October 10, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 22% per annum is being accrued beginning on October 11, 2018.

During the six months ended October 31, 2018 and 2017, the Company issued no shares against the balance on the Note.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $38,000 and $38,000 in principal and $4,109 and $1,464 in accrued interest.

As of October 31, 2018, the equivalent number of common shares the Company would be required to hold in its reserves is equal to the amount required to satisfy the Note, which is 690,305,539.

Power Up Note 4 – On January 5, 2018 the Company sold a 12% convertible note in the principal amount of $33,000 of which the Company received $27,500 after payment of legal fees. The Note matures on December 15, 2018 and bears interest at 12%.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $21,098 and is being accreted over the 9 month term of the Note.

During the six months ended October 31, 2018 and 2017, the Company issued no shares against the balance on the Note.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $33,000 and $33,000 in principal and $2,709 and $613 in accrued interest.

As of October 31, 2018, the equivalent number of common shares the Company would be required to hold in its reserves is equal to the amount required to satisfy the Note, which is 585,391,069.

Power Up Settlement

On October 8, 2019, the Company and the assignee of Power Up, “Recovery”, agreed to settle the amount of all outstanding Notes, in final settlement of all related claims for the aggregate sum of $146,925. At closing, the Company was obligated to pay the first installment of $30,000; the second installment of $15,000 due on October 22, 2019, and the third and final amount of $15,000 by November 5, 2019. Should the Company fail to pay the settlement amount by the deadline, Recovery shall have all rights under the Notes and SPA’s to convert the debt amount into common stock of the Company pursuant to the terms and provisions of the Notes. Recovery, in addition, is entitled to obtain an affirmative injunction from the Court which injunction shall remain in full force and effect until Recovery has converted the debt obligation. Recovery will also have the right to enter a money judgement and have immediate execution thereon for the default amount together with accrued and unpaid interest and full default interest against the Company, giving the Company credit for all sums received by Recovery prior to enforcement.

Adar Bays, LLC

The Adar Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on or before March 5, 2019. After six months, the Adar Notes are convertible into common stock, at Adar’s option, at a conversion price equal to 60% of the lowest trading price of our common stock during the 20 prior trading days prior to conversion. The Company is required to reserve three (3) times the amount of shares necessary for the issuance of common stock upon conversion. The two Adar Collateralized Notes may only be converted by Adar in the event they are paid in full. In addition, the Note contains pre-payment penalties. The Company is only required to make payments on the Back End Notes if Adar funds the Collateralized Notes.

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

Adar Note 1 - On March 5, 2018 the Company entered into a Securities Purchase Agreement with Adar Bays, LLC providing for the purchase of a Convertible Promissory Note in the principal amount of $52,500; and two Collateralized Secured Promissory Notes also in the amount of $52,500 each (the “Adar Collateralized Notes”) and the delivery by the Company of two Back End Notes payable to Adar each in the principal amount of $52,500. The first $52,500 financing closed on March 5, 2018 with the Company receiving net proceeds of $43,500 after payment of legal fees of $6,500 and a 5%, or $2,500 original issue discount. On May 24, 2018 Adar funded $5,789 under one of the Adar Collateralized Notes with the Company receiving net proceeds of $5,500 after payment of a 5% original issue discount.

The intrinsic value of the Adar Notes beneficial conversion feature exceeded their proceeds thereby limiting the accretion of the BCF to $43,500 and $5,500 for Adar Note 1 and the Adar Collateralized Note, respectively. Accretion is over the 12 month term of the Adar Notes.

As of October 31, 2018 and April 30, 2018, respectively, the Company owed $58,289 and $52,500 in principal and $6,722 and $648 in accrued interest.

As of October 31, 2018, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 656,678,188. The number of common shares the Company is required to have in reserve is 1,970,034,564, which is equal to three times the amount sufficient to satisfy the note at each measurement date.

Adar Settlement

On October 3, 2019, the Company and Adar Bays, LLC agreed to enter into a Payment Agreement to settle the amounts outstanding on two previously outstanding Notes, whereby the Company would repay the debt in three installments; $37,000 by October 4, 2019, $18,750 by October 23, 2019, and $18,750 by November 23, 2019. The Company subsequently met all the terms of the final settlement.

NOTE 4 - Short Term Loans

On September 25, 2018, the Company repaid the then outstanding balance of the ACH Loan totaling $13,372 with funds received from Strategic Funding Source, Inc.

On September 25, 2018, the Company borrowed $38,340 from Strategic Funding Source, Inc. under the Loan Agreement. Pursuant to the terms of the Loan Agreement, the Company received $13,233 of proceeds after deductions for $395 of service fees and $11,340 related to interest. Repayment is achieved through 246 daily bank account withdrawals of $156. The Loan Agreement is secured by all current and future assets of the Company.

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

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. During January, 2018, the Company moved and this lease was terminated with no further obligations.

The Company has no other non-cancelable operating leases. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of October 31, 2018:

Fiscal Year
2019	$10,148
2020	$20,649
2021	$12,253
$43,050

As of October 31, 2018, total operating lease liability was as follows:

Total undiscounted cash flows	$43,050
Less unamortized interest	(5,129)
Total operating lease liability	$37,921

During the six months ended October 31, 2018 and 2017, operating lease expense for rent for office space totaled $10,200 and $7,388, respectively.

NOTE 6 –REDEEMABLE PREFERRED STOCK AND Stockholder’s Equity

Redeemable Preferred Stock

As of October 31, 2018 and April 30, 2018, there were 5,000,000 shares of par value $0.0001, Series A Preferred Stock outstanding. The Preferred Stock pays no dividends and has no conversion rights into common stock. Each share of Preferred Stock is entitled to 200 votes per share and is redeemable in whole, but not in part, at the option of the holder for $0.0001 per share. Accordingly, this preferred stock is reflected as temporary equity.

During the year ended April 30, 2018, the Company issued 4,000,000 shares of Series A Preferred Stock to Paul Feldman, CEO in exchange for $4,000. Each Series A preferred share is entitled to 200,000 (i.e., 200:1) votes per share and carries no right of conversion into shares of common stock.

Common Stock

As of October 31, 2018 and April 30, 2018, there were 764,867,622 and 194,415,754 shares of common stock outstanding, respectively.

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

During the six months ended October 31, 2018, the Company issued an aggregate of 570,451,868 shares of common stock in exchange for convertible notes totaling $110,710.

During the year ended April 30, 2018, the Company issued 192,516,391 shares of common stock in exchange for convertible notes totaling $317,096. In addition, a total of 100,000 common shares were issued for cash in the amount of $600, and 100,000 common shares were issued for services and valued at $600.

NOTE 7 – SUBSEQUENT EVENTS

On November 28, 2018, the Company has issued 76,316,667 common shares for a value of $4,578, as payment on its convertible notes payable.

On March 15, 2019 the Company received a Notice of Default from 111 Recovery Corp, as Assignee from Power Up Lending Group, Ltd. The Notice stated that the Company was in default of one or more Convertible Promisory Notes which, prior to the default, had aggregate and outstanding principal balances of $97,950. The Notice stated that as a result of the default, 111 Recovery Corp is demanding immediate payment of $146,925.

On October 3, 2019, the Company and Adar Bays, LLC agreed to enter into a Payment Agreement to settle the amounts outstanding on two previously outstanding Notes, whereby the Company would repay the debt in three installments; $37,000 by October 4, 2019, $18,750 by October 23, 2019, and $18,750 by November 23, 2019. The Company subsequently met all the terms of the final settlement.

On October 8, 2019, the Company and the assignee of Power Up, “Recovery”, agreed to settle the amount of all outstanding Notes, in final settlement of all related claims for the aggregate sum of $146,925. At closing, the Company was obligated to pay the first installment of $30,000; the second installment of $15,000 due on October 22, 2019, and the third and final amount of $15,000 by November 5, 2019. Should the Company fail to pay the settlement amount by the deadline, Recovery shall have all rights under the Notes and SPA’s to convert the debt amount into common stock of the Company pursuant to the terms and provisions of the Notes. Recovery, in addition, is entitled to obtain an affirmative injunction from the Court which injunction shall remain in full force and effect until Recovery has converted the debt obligation. Recovery will also have the right to enter a money judgement and have immediate execution thereon for the default amount together with accrued and unpaid interest and full default interest against the Company, giving the Company credit for all sums received by Recovery prior to enforcement. The Company subsequently met all the terms of the final settlement.

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

Results of Operations

As of October 31, 2018, we had total assets of $61,186 and total liabilities of $627,918. Since our inception to October 31, 2018, we have accumulated a deficit of $4,392,671. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

For the Three and Six Months Ended October 31, 2018 Compared to the Three and Six months ended October 31, 2017

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the three months ended October 31, 2018 and October 31, 2017 $45,130 and $74,798 respectfully. For the six months ended October 31, 2018, the Company recognized $115,352 of revenue compared to $88,513 during the six months ended October 31, 2017. Sales increased due to an increase of more accessories sold and less discounts provided to our customer base.

Gross profit

Gross (loss)/profit was ($90,937) and $50,342 during the three months ended October 31, 2018 and 2017, respectively; and gross (loss)/profit for the six months ended October 31, 2018 and 2017 was ($49,632) and $57,646, respectively. Our gross margin for the three months ended October 31, 2018 and 2017 was (201.50)% and 67.3%, respectively; and for the six months ended October 31, 2018 and 2017, the gross margin was (43.03)% and 65.1%, respectively. The decrease in gross margin was due to decreased volumes of higher margin product and due to the write-down of obsolete inventory in the amount of $112,736. The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance and other office related costs. General and administrative costs decreased $59,723 to $72,770 during the three months ended October 31, 2018 compared to $132,494 during the three months ended October 31, 2017. During the six months General and administrative cost decreased $83,386 to $156,231 during the six months ended October 31, 2018 compared to $239,617. General and administrative costs decreased primarily due to decreased professional, personnel and travel costs.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs decreased $51,446 to $1,703 during the three months ended October 31, 2018 compared to $53,149 for the three months ended October 31, 2017. Sales and marketing costs decreased $22,750 to $7,184 during the six months ended October 31, 2018 compared to $69,934 for the six months ended October 31, 2017. Sales and marketing costs decreased during the three and six months ended October 31, 2018 compared to the three and six months ended October 31, 2017 due to more targeted marketing efforts.

Other Income (Expense)

All the elements of other income (expense) relate to our convertible promissory notes. During the three months ended October 31, 2018 and 2017, the Company incurred $77,001 and $160,513, respectively, of interest expense. During the six months ended October 31, 2018 and 2017, the Company incurred $150,162 and $399,550, respectively, of interest expense. Interest expense increased due to higher debt levels and accretion decreased due to the issuance of fewer notes.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of October 31, 2018 our current assets totaled $8,623 and was comprised of $3,112 of accounts receivable and cash on hand of $5,511. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended October 31, 2018, net cash flows used in operating activities was $36,781, compared to $277,798 for the six months ended October 31, 2017.

For the six months ended October 31, 2018, net cash flows used in investing activities was $0, compared to $8,246 for the six months ended October 31, 2017.

For the six months ended October 31, 2018, we generated cash flows from financing activities of $35,972 from the issuance of a convertible promissory note, short term loan and shareholder advance compared to $171,900 from the issuance of one convertible promissory note for the six months ended October 31, 2017. To date, we have financed our operations primarily through the issuance of debt and equity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our condensed consolidated results of operations and financial position.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of October 31, 2018, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended October 31, 2018, the Company issued 570,451,868 shares of common stock to pursuant to convertible note conversions of debt totaling $110,710.

ITEM 5. OTHER INFORMATION

On March 15, 2019 the Company received a Notice of Default from 111 Recovery Corp, as Assignee from Power Up Lending Group, Ltd. The Notice stated that the Company was in default of one or more Convertible Promisory Notes which, prior to the default, had aggregate and outstanding principal balances of $97,950. The Notice stated that as a result of the default, 111 Recovery Corp is demanding immediate payment of $146,925.On October 8, 2018, the Company and the assignee of Power Up, “Recovery”, agreed to settle the amount of all outstanding Notes, in final settlement of all related claims for the aggregate sum of $146,925. At closing, the Company was obligated to pay the first installment of $30,000; the second installment of $15,000 due on October 22, 2019, and the third and final amount of $15,000 by November 5, 2019. Should the Company fail to pay the settlement amount by the deadline, Recovery shall have all rights under the Notes and SPA’s to convert the debt amount into common stock of the Company pursuant to the terms and provisions of the Notes. Recovery, in addition, is entitled to obtain an affirmative injunction from the Court which injunction shall remain in full force and effect until Recovery has converted the debt obligation. Recovery will also have the right to enter a money judgement and have immediate execution thereon for the default amount together with accrued and unpaid interest and full default interest against the Company, giving the Company credit for all sums received by Recovery prior to enforcement. The Company subsequently met all the terms of the final settlement.

On October 3, 2019, the Company and Adar Bays, LLC agreed to enter into a Payment Agreement to settle the amounts outstanding on two previously outstanding Notes, whereby the Company would repay the debt in three installments; $37,000 by October 4, 2019, $18,750 by October 23, 2019, and $18,750 by November 23, 2019. The Company subsequently met all the terms of the final settlement.

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

Force Protection Video Equipment Corp.
(Registrant)

February 18, 2020	By:	/s/ Paul Feldman
Paul Feldman
Chief Executive Officer, Chief Financial Officer and Director

