Form 10-Q
period 2019-01-31
Force Protection Video Equipment Corp.
filed 2020-04-27
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2019

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 841,184,289 shares of common stock, par value $0.0001, were outstanding on April 23, 2020.

FORCE PROTECTION VIDEO EQUIPMENT CORP

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Force Protection Video Equipment Corp
Consolidated Balance Sheets
	January 31,	April 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$6,320
Accounts receivable	7,153	9,235
Inventory, net	-	117,889
Prepaid inventory	-	8,798
Total current assets	7,153	142,242

Property and equipment, net of accumulated depreciation of $11,265 and $7,922, respectively	12,045	16,669
Operating lease right of use asset	33,332	45,001
Deposits	1,650	1,650
Total assets	$54,180	$205,562

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$219,564	$99,702
Shareholder advance	14,500	7,500
Operating lease liability	17,353	15,440
Loans, net of discount of $13,797 and $0, respectively	19,551	-
Convertible promissory notes, net of discount of $0 and $21,225, respectively	375,677	459,398
Total current liabilities	646,645	582,040

Long-term liabilities
Warranty	362	143
Operating lease liability	16,580	29,811
Total liabilities	663,587	611,994

Commitments and Contingencies (Note 4)
Redeemable Preferred Stock
Preferred stock, $0.0001 par value; 20,000,000 authorized; 5,000,000 and 5,000,000 issued and outstanding, respectively	5,000	5,000

Stockholders' equity (deficit)
Common stock, $0.0001 par value 20,000,000,000 shares authorized; issued and outstanding 841,184,289 and 194,415,754 at January 31, 2019 and April 30, 2018, respectively.	84,119	19,441
Additional paid-in capital	3,757,467	3,598,589
Accumulated deficit	(4,455,993)	(4,029,462)
Total stockholders' equity (deficit)	(614,407)	(411,432)
Total liabilities and stockholders' equity (deficit)	$54,180	$205,562

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Equipment Corp
Consolidated Statements of Operations
For the Three and Nine Months Ended January 31, 2019 and 2018 (Unaudited)
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Income
Net revenue	$38,179	$50,669	$153,530	$139,182
Cost of goods sold	13,426	29,510	178,411	60,377
Gross profit	24,753	21,159	(24,881)	78,805

Operating expenses
General and administrative	41,019	108,662	197,247	348,279
Sales and marketing	1,305	4,483	8,489	74,417
Total operating expenses	42,323	113,145	205,737	422,696
Loss from operations	$(17,570)	$(91,986)	$(230,617)	$(343,891)

Other (expense)
Interest expense	(30,271)	(11,843)	(67,011)	(30,756)
Accretion of debt discount	(16,069)	(67,736)	(129,491)	(448,373)
Gain on sale of asset	588	-	588	-
Total other (expense)	(45,752)	(79,579)	(195,914)	(479,129)
Loss before taxes	(63,322)	(171,565)	(426,531)	(823,020)
Provision for income taxes	-	-	-	-
Net loss	$(63,322)	$(171,565)	$(426,531)	$(823,020)

Net (loss) per common share basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.05)

Weighted average common shares outstanding basic and diluted	832,839,249	32,194,936	637,177,485	16,007,454

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Corp Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended January 31, 2019 (Unaudited)
	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficit
Balance as of April 30, 2018	194,415,754	$19,441	$3,598,589	$(4,029,462)	$(411,432)

Shares issued in satisfaction of loan debt and interest	412,001,868	41,201	58,380	-	99,581

Discount on convertible promissory note due to beneficial conversion feature	-	-	48,729	-	48,729

Net loss for the three months	-	-	-	(120,798)	(120,798)

Balance as of July 31, 2018	606,417,622	$60,642	$3,705,698	$(4,150,260)	$(383,920)

Shares issued in satisfaction of loan debt and interest	158,450,000	15,845	(4,715)	-	11,130

Discount on convertible promissory note due to beneficial conversion feature	-	-	43,469	-	43,469

Net loss for the three months	-	-	-	(242,411)	(242,411)

Balance as of October 31, 2018	764,867,622	$76,487	$3,744,452	$(4,392,671)	$(571,732)

Shares issued in satisfaction of loan debt and interest	76,316,667	7,632	(3,053)	-	4,579

Discount on convertible promissory note due to beneficial conversion feature	-	-	16,068	-	16,068

Net loss for the three months	-	-	-	(63,322)	(63,322)

Balance as of January 31, 2019	841,184,289	$84,119	$3,757,467	$(4,455,995)	$(614,407)

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Corp Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended January 31,2018
	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficit
Balance as of April 30, 2017	1,698,494	$170	$3,124,998	$(2,992,396)	$(132,872)

Shares issued in satisfaction of loan debt and interest	4,058,933	406	82,291	-	82,697

Discount on convertible promissory note due to beneficial conversion feature	-	-	65,000	-	65,000

Fractional shares issued in stock split	869	-	-	-	-

Net loss for the three months	-	-	-	(355,641)	(355,641)

Balance as of July 31, 2017	5,758,296	$576	$3,272,289	$(3,348,037)	$(75,072)

Shares issued in satisfaction of loan debt and interest	13,274,700	1,327	63,991	-	64,124

Common shares issued for cash	100,000	10	590	-	600

Discount on convertible promissory note due to beneficial conversion feature	-	-	90,754	-	90,754

Net loss for the three months	-	-	-	(295,814)	(295,814)

Balance as of October 31, 2017	19,132,996	$1,913	$3,426,430	$(3,643,851)	$(215,408)

Shares issued in satisfaction of loan debt and interest	34,802,500	3,480	53,049	-	56,529

Shares issued as compensation for services	100,000	10	590	-	600

Discount on convertible promissory note due to beneficial conversion feature	-	-	50,911	-	50,911

Net loss for the three months	-	-	-	(171,565)	(171,565)

Balance as of January 31, 2018	54,035,496	5,403	3,530,980	(3,815,416)	(278,533)

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Corp Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended January 31,
Cash flows from operating activities:	2019	2018
Net (Loss)	$(426,531)	$(823,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	4,111	4,149
Accretion of debt discount	120,434	448,373
Impairment of inventory	113,184	-
Gain on sale of asset	588	-
Stock based compensation	-	600

Changes in assets and liabilities:
Decrease/(Increase) in accounts receivable	2,082	(15,315)
Decrease/(Increase) in inventory	13,426	(17,322)
Decrease/(Increase) in other assets	11,669	(29,772)
Increase in accounts payable and accrued expenses	122,792	22,183
Increase in other liabilities	3,183	48,371
Net cash used in operating activities	(35,062)	(361,753)

Cash flows from investing activities:
Purchase of equipment	-	(8,246)
Net cash used in investing activities	-	(8,246)

Cash flows from financing activities:
Proceeds from shareholder advance	7,000	-
Proceeds from short term loans	39,574	-
Repayments of short term loans	(23,332)	-
Proceeds from convertible promissory notes	5,500	233,300
Proceeds from the sale of redeemable preferred stock	-	4,000
Proceeds from the issuance of common stock	-	600
Net cash provided by financing activities	28,742	237,900
Decrease in cash	(6,320)	(132,099)
Cash and cash equivalents at beginning of period	6,320	188,773
Cash and cash equivalents at end of period	$-	$56,674

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,060	$-
Cash paid for income taxes	$-	$-
Non-cash operating activities:
Common stock issued for principal and interest on conversion notes	$115,289	$203,350
Common shares issued as compensation	$-	$600

The accompanying notes are an integral part of these consolidated financial statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

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

During the nine months ended January 31, 2019, the Company recognized revenue of $153,530 and $139,182, respectively, and a net operating loss of $426,531 and $823,020, respectively. As of January 31, 2019, the Company had negative working capital of $639,492 and an accumulated deficit of $4,455,993.

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

Basis of Presentation

The unaudited financial statements of Force Protection Video Equipment Corp. (the “Company”) as of January 31, 2019, and for the three and nine months ended January 31, 2019and 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. The balance sheet at January 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended April 30, 2018, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending April 30, 2019. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Following is the computation of basic and diluted net loss per share for the nine months ended January 31, 2019 and 2018:

	For the Nine Months Ended
	January 31,	January 31,
	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(426,531)	$(823,020)

Denominator:
Weighted average number of common shares outstanding	637,177,485	16,007,454

Basic and diluted EPS	$(0.00)	$(0.05)

Potentially dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders, because to do so would be anti-dilutive.  Common stock equivalents pertaining to the Company’s Convertible Notes  are as follows:

Convertible notes, principal and accrued interest	7,931,942,735	297,910,788
Convertible notes, penalties potentially settled in common stock	-	-
Total convertible note common stock equivalents	7,931,942,735	297,910,788

Concentrations of risk

During the nine months ended January 31, 2019, three customers accounted for 15.8% (4.4%, 5.0%, and 6.4%) of sales. During the nine months ended January 31, 2018, one customer accounted for 51.5% of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. During the nine months ended January 31, 2019, two suppliers accounted for 46.1% (31.4% and 14.7%) of our inventory purchases.  During the nine months ended January 31, 2018, three suppliers accounted for 51.6% (19.0%, 17.1%and 15.5%) of our inventory.

Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly owned subsidiary, Cobraxtreme HD Corp. All significant intercompany transactions and balances have been eliminated. Cobraxtreme HD Corp.was incorporated under the laws of the State of North Carolina on September 19, 2017 and currently is non-operating.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either January 31, 2019 or 2018.

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

Inventory

The Company’s inventory is comprised of finished goods and primarily includes cameras and recording equipment. The Company’s inventory is stated at the lower of cost or market and expensed to cost of goods sold upon sale using the average-cost method. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. During the nine months ended January 31, 2019, the Company wrote off $113,184 of obsolete inventory. The Company plans to become a drop ship third-party seller that will reduce the need to carry inventory.

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

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. The Company recognized $1,305 and $4,483 in marketing and advertising costs during the three months ended January 31, 2019 and 2018, respectively, and $8,489 and $74,417 during the nine months ended January 31, 2019 and 2018, respectively.

Stock Based Compensation

Under ASC 718, Compensation – Stock Compensation, companies are required to measure the compensation costs of employee and non-employee share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock issued for services, stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

FASB Accounting Standards Codification (ASC) topic, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•

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

•

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company implemented ASU 2017-09 for the interim and annual reporting periods of 2019, which resulted in no impact on its consolidated financial statements.

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

NOTE 2 - FIXED ASSETS

Fixed assets consisted of the following:

	January 31,	April 30,
	2019	2018
Vehicles	7,654	7,654
Furniture and fixtures	9,656	10,936
Computers and office equipment	4,226	4,226
Leasehold improvements	1,774	1,775
Total fixed assets	23,310	24,591
Accumulated depreciation	(11,265)	(7,922)
Total fixed assets	$12,045	$16,669

During the nine months ended January 31, 2019 and 2018, the company recognized $4,111 and $4,149, respectively in depreciation expense.

NOTE 3 – DEBT

Short-Term Loans

On June 8, 2018, the Company borrowed $26,163 from Reliant Funding under the ACH Total Receipts Purchase Agreement. Pursuant to the terms of the ACH Loan, the Company received $16,605 of proceeds after deductions for a $395 origination fee and $9,163 related to interest. Repayment is achieved through 147 daily bank account withdrawals of $178. The ACH Loan is secured by all current and future assets of the Company. On September 25, 2018, the Company repaid the then outstanding balance of the ACH Loan totaling $13,372 with funds received from  Strategic Funding Source, Inc.

On September 25, 2018, the Company borrowed $38,340 from Strategic Funding Source, Inc. under the Loan Agreement. Pursuant to the terms of the Loan Agreement, the Company received $13,233 of proceeds after deductions for $395 of service fees and $11,340 related to interest. Repayment is achieved through 246 daily bank account withdrawals of $156. The Loan Agreement is secured by all current and future assets of the Company.  As of January 31, 2019, the Company owed $19,551 after a debt discount of $13,797.

Convertible Promissory Notes

During the nine months ended January 31, 2019 and 2018, respectively, the Company had convertible notes payable outstanding. The company determined that each convertible promissory note conversion feature is indexed to the Company’s stock, which is an input to a fair value measurement of a fixed-for-fixed option on equity shares. Thus, the conversion feature of the notes meets the scope exception under FASB Accounting Standards Codification ("ASC") 815-40-15-7 and treatment under ASC 470-20 – Debt with Conversion and Other Options is appropriate.

As of January 31, 2019, seven of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the respective agreements. Consequently, the Company is accruing interest on these notes at their respective default rates. As a result of being in default on these notes, the Holders could, at their sole discretion, call these Notes in their entirety, including all associated penalties provided for under the respective agreements. In this event, the Company may not have sufficient authorized shares to absolve itself of the defaulted Notes through the issuance of common shares of the Company. The Company is working with the current noteholders in order that it may resolve these outstanding issues as soon as practicable.

As of January 31, 2019, the Company owed $375,677 in principal and $110,552 in accrued interest on its remaining outstanding convertible promissory notes.  As of April 30, 2018, the Company owed $480,623 in principal (before a debt discount of $21,225) and $62,282 in accrued interest on its remaining outstanding convertible promissory notes.

	January 31, 2019	April 30, 2018

Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-12% interest and default interest of 12-24%, convertible at discount to trading price (60-61%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts and attributable deferred financing costs in the amount of $0 and $21,225, respectively.

Principal	$375,677	$480,623
Debt discount	-	(21,225)
Total Principal	$375,677	$459,398

Summary of Convertible Note Transactions:	January 31, 2019	April 30, 2018

Convertible notes, May 1	$459,398	$427,128
Additional notes, face value	5,789	363,375
Default Penalties		-
Payments and adjustments	21,580	-
Settlement of debt	-	-
Conversions of debt	(111,090)	(309,880)
Unamortized debt discounts	-	(21,225)
Convertible notes, balance	$375,677	$459,398

RDW Capital, LLC

The RDW Notes have identical terms and conditions including convertibility into common stock at the holder’s option, at a price for each share of common stock equal to 60% of the lowest traded price during the twenty (20) trading days immediately preceding the applicable conversion, and subject to anti-dilution and market adjustments set forth in the Agreement. The Notes mature in six months and bear an interest rate of 8%.  In no event shall RDW effect a conversion if such conversion results in RDW beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Notes and accrued interest may be prepaid in whole or in part at any time with ten (10) days written notice to the holder for the sum of the outstanding principal and interest multiplied by one hundred and thirty percent (130%). Any principal and interest unpaid when due shall bear interest at 24% and RDW may accelerate the outstanding principal, plus accrued and unpaid interest, and other amounts owing through the date of acceleration and the amount due will be one hundred thirty percent (130%) of the outstanding principal amount of the Note and accrued and unpaid interest.  In the event the Company defaults on the accelerated balance, and at the request of the Holder, the Company must pay one hundred fifty percent (150%) of the outstanding balance plus accrued interest and default interest. The Company is required to reserve three (3) times the amount of shares necessary for the issuance of common stock upon conversion.

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

During the nine months ended January 31, 2019 and 2018, respectively, the Company issued no common shares for payment on the note.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $792 and $792 in principle and $0 and $0 in interest, respectively.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 13,196,334.  The number of common shares the Company is required to have in reserve on the note is 39,589,002.

Note 4 - On May 13, 2016, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC pursuant to which the Company received $105,000 in financing through the execution of a Convertible Promissory Note (RDW Note 4). The Company received proceeds of $82,500 after payment of a $5,000 OID and $17,500 of legal and due diligence fees.

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $70,000. As this amount resulted in a total BCF debt discount that was less than note principal, the full $70,000 discount was recognized and accreted over the 6 month term of the Note.

The Note became due and payable on November 13, 2016 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum is being accrued beginning on November 14, 2016.

During the nine months ended January 31, 2019, the Company issued no common shares for payment on the Note. During the nine months ended January 31, 2018, the Company issued 71,341,227 common shares for a value of $105,000, satisfying the note principal, and leaving a balance due of $4,540 in accrued interest.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $0 and $0 in principle and $4,540 and $4,540 in interest, respectively.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 75,664,694.The number of common shares the Company is required to have in reserve on the note is 226,994,082.

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

During the nine months ended January 31, 2019, the Company issued no common shares for payment on the Note. During the nine months ended January 31, 2018, the Company issued 80,769 common shares for a value of $52,500, satisfying the note principal, and leaving a balance due of $2,742 in accrued interest.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $0 and $0 in principle and $2,742 and $2,742 in interest, respectively.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 45,706,301.The number of common shares the Company is required to have in reserve on the note is 137,118,903.

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

During the nine months ended January 31, 2019, the Company issued no common shares for payment on the Note. During the nine months ended January 31, 2018, the Company issued 579,733 common shares for a value of $31,674, satisfying the note principal, and leaving a balance due of $8,398 in accrued interest.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $0 and $0 in principle and $889 and $889 in interest, respectively.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 14,817,664.The number of common shares the Company is required to have in reserve on the note is 44,452,992.

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

During the nine months ended January 31, 2019, the Company issued no common shares for payment on the Note. During the nine months ended January 31,2018, the Company issued 16,753,900 common shares for a value of $115,148, and was applied to the Note principal.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $25,700 and $25,700 in principle and $19,462 and $13,397 in interest, respectively.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 752,701,277.The number of common shares the Company is required to have in reserve on the note is 2,258,103,831.

Note 8 – On February 6, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $210,000 in financing through the execution of a Convertible Promissory Note.  The Company received proceeds of $180,000 after payment of $10,000 OID and legal and due diligence fees totaling $20,000.On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

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

During the nine months ended January 31, 2019, the Company issued 57,100,000 common shares for a value of $14,754, and was applied to the Note principal. During the nine months ended January 31, 2018, the Company issued no common shares for payment on the Note.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $1,221 and $15,975 in principle and $6,418 and $5,512 in interest, respectively.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 127,328,408.The number of common shares the Company is required to have in reserve on the note is 381,985,224.

Note 9 – On March 30, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $78,750 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $62,500 after payment of $3,750 OID and legal and due diligence fees totaling $12,500.On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

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

During the nine months ended January 31, 2019, the Company issued 130,800,000 common shares for a value of $16,322, and was applied to the principal on the Note. During the nine months ended January 31, 2018, the Company issued no common shares for payment on the Note.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $62,428 and $78,750 in principle and $15,068 and $7,243 in interest, respectively.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,291,603,643.The number of common shares the Company is required to have in reserve on the note is 3,874,810,929.

Note 10 – On April 26, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $110,000 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $90,000 after payment of $10,000 OID and legal fees totaling $10,000.On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

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

During the nine months ended January 31, 2019 and 2018, the Company issued no shares on the Note.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $7,510 in accrued interest.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 125,169,335.The number of common shares the Company is required to have in reserve on the note is 375,508,005.

Note 11 – On May 30, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $78,750 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $65,000 after payment of $3,875 OID and legal and due diligence fees totaling $9,875.On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

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

During the nine months ended January 31, 2019, the Company issued 138,791,667 common shares for a value of $9,050 and was applied against the principal on the Note. During the nine months ended January 31, 2018, the Company issued no shares on the Note.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $81,375 and $81,375 in principal and $15,721 and $6,288 in accrued interest.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,618,268,834.The number of common shares the Company is required to have in reserve on the note is 4,854,806,502.

Note 12 – On August 7, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $52.500 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $46,000 after payment of $2.500 OID and legal and due diligence fees totaling $4.000.On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

The principle was discounted for the value of the OID and issuance fees. The BCF intrinsic value was $107,283. As this amount resulted in a BCF that exceeded the Note proceeds, accretion of the BCF was limited to 46,000 which was accreted over the 6 month term of the Note.

The Note became due and payable on October 31, 2018 and the Company will be in default of its obligations under the Note. The default interest rate of 24% per annum is being accrued beginning on November 1, 2018.

During the six months ended October 31 2018 and 2017, respectively, the Company issued no shares against the Note.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $52,500 and $52,500 in principal and $9,190 and $3,197 in accrued interest.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,028,159,588.The number of common shares the Company is required to have in reserve on the note is 3,084,478,764.

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

During the nine months ended October 31 2018, the Company issued 243,760,201 common shares for a value of $70,230; whereby $66,030 was applied against the principal and $4,200 was applied against the accrued interest.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $0 and $66,030 in principal and $0 and $4,554 in accrued interest.

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

During the nine months ended January 31, 2019, the Company issued 138,791,667 common shares for a value of $9,050, which was applied against the principal on the Note. During the nine months ended January 31, 2018, the Company issued no shares against the balance on the Note.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $26,950 and $36,000 in principal and $7,456 and $2,006 in accrued interest.

As of January 31, 2019, the equivalent number of common shares the Company would be required to hold in its reserves is equal to the amount required to satisfy the Note, which is 564,032,786.

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

During the nine months ended January 31, 2019 and 2018, the Company issued no shares against the balance on the Note.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $38,000 and $38,000 in principal and $6,509 and $1,464 in accrued interest.

As of January 31, 2019, the equivalent number of common shares the Company would be required to hold in its reserves is equal to the amount required to satisfy the Note, which is 729,653,424.

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

During the nine months ended January 31, 2019 and 2018, the Company issued no shares against the balance on the Note.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $33,000 and $33,000 in principal and $4,302 and $613 in accrued interest.

As of January 31, 2019, the equivalent number of common shares the Company would be required to hold in its reserves is equal to the amount required to satisfy the Note, which is 611,515,395.

Power Up Settlement

On October 8, 2018, the Company and the assignee of Power Up, “Recovery”, agreed to settle the amount of all outstanding Notes, in final settlement of all related claims for the aggregate sum of $146,925.  At closing, the Company was obligated to pay the first installment of $30,000; the second installment of $15,000 due on October 22, 2019, and the third and final amount of $15,000 by November 5, 2019.  Should the Company fail to pay the settlement amount by the deadline, Recovery shall have all rights under the Notes and SPA’s to convert the debt amount into common stock of the Company pursuant to the terms and provisions of the Notes.  Recovery, in addition, is entitled to obtain an affirmative injunction from the Court which injunction shall remain in full force and effect until Recovery has converted the debt obligation.  Recovery will also have the right to enter a money judgement and have immediate execution thereon for the default amount together with accrued and unpaid interest and full default interest against the Company, giving the Company credit for all sums received by Recovery prior to enforcement.  The Company subsequently met all the terms of the final settlement.

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

During the nine months ended January 31, 2019, the Company issued 76,316,667 shares against the balance on the Note.

As of January 31, 2019 and April 30, 2018, respectively, the Company owed $53,710 and $52,500 in principal and $10,745 and $648 in accrued interest.

As of January 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 934,125,052. The number of common shares the Company is required to have in reserve is 2,802,375,156, which is equal to three times the amount sufficient to satisfy the note at each measurement date.

Adar Settlement

On March 15, 2019 the Company received a Notice of Default from 111 Recovery Corp, as Assignee from Power Up Lending Group, Ltd. The Notice stated that the Company was in default of one or more Convertible Promissory Notes which, prior to the default, had aggregate and outstanding principal balances of $97,950. The Notice stated that as a result of the default, 111 Recovery Corp is demanding immediate payment of $146,925.

On October 3, 2019, the Company and Adar Bays, LLC agreed to enter into a Payment Agreement to settle the amounts outstanding on two previously outstanding Notes, whereby the Company would repay the debt in three installments; $37,000 by October 4, 2019, $18,750 by October 23, 2019, and $18,750 by November 23, 2019. The Company subsequently met all the terms of the final settlement.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

The Company has no other non-cancelable operating leases. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of January 31, 2020:

Fiscal Year
2019	$5,099
2020	$20,649
2021	$12,253
$38,001

As of January 31, 2019, total operating lease liability was as follows:

Total undiscounted cash flows	$38,001
Less unamortized interest	(4,068)
Total operating lease liability	$33,933

During the nine months ended January 31, 2019 and 2018, operating lease expense for rent for office space totaled $15,300 and $3,300, respectively.

NOTE 5 –REDEEMABLE PREFERRED STOCK AND Stockholder's Equity

Redeemable Preferred Stock

As of January 31, 2019 and April 30, 2018, there were 5,000,000 shares of par value $0.0001, Series A Preferred Stock outstanding. The Preferred Stock pays no dividends and has no conversion rights into common stock. Each share of Preferred Stock is entitled to 200 votes per share and is redeemable in whole, but not in part, at the option of the holder for $0.0001 per share.

During the year ended April 30, 2018, the Company issued 4,000,000 shares of Series A Preferred Stock to Paul Feldman, CEO in exchange for $4,000. Each Series A preferred share is entitled to 200,000 (i.e., 200:1) votes per share and carries no right of conversion into shares of common stock.

Common Stock

As of January 31, 2019 and April 30, 2018, there were 841,184,289 and 194,415,754 shares of common stock outstanding, respectively.

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

During the nine months ended January 31, 2019, the Company issued an aggregate of 646,768,535 shares of common stock in exchange for convertible notes totaling $115,290.

During the year ended April 30, 2018, the Company issued 192,516,391 shares of common stock in exchange for convertible notes totaling $317,096. In addition, a total of 100,000 common shares were issued for cash in the amount of $600, and 100,000 common shares were issued for services and valued at $600.

NOTE 6 – SUBSEQUENT EVENTS

On March 15, 2019 the Company received a Notice of Default from 111 Recovery Corp, as Assignee from Power Up Lending Group, Ltd.  The Notice stated that the Company was in default of one or more Convertible Promisory Notes which, prior to the default, had aggregate and outstanding principal balances of $97,950.  The Notice stated that as a result of the default, 111 Recovery Corp is demanding immediate payment of $146,925.  On October 8, 2018, the Company and the assignee of Power Up, “Recovery”, agreed to settle the amount of all outstanding Notes, in final settlement of all related claims for the aggregate sum of $146,925.  At closing, the Company was obligated to pay the first installment of $30,000; the second installment of $15,000 due on October 22, 2019, and the third and final amount of $15,000 by November 5, 2019.  Should the Company fail to pay the settlement amount by the deadline, Recovery shall have all rights under the Notes and SPA’s to convert the debt amount into common stock of the Company pursuant to the terms and provisions of the Notes.  Recovery, in addition, is entitled to obtain an affirmative injunction from the Court which injunction shall remain in full force and effect until Recovery has converted the debt obligation.  Recovery will also have the right to enter a money judgement and have immediate execution thereon for the default amount together with accrued and unpaid interest and full default interest against the Company, giving the Company credit for all sums received by Recovery prior to enforcement. The Company subsequently met all the terms of the final settlement.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our April 30, 2018 Annual Report on Form 10-K.

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

Marketing

Currently, our sales and marketing efforts include print marketing catalogs featuring our products to state and local law enforcement agencies. We create and deliver brochures and catalogs to state and local law enforcement, every four (4) weeks, using U.S.Mail.

Results of Operations

As of January 31, 2019, we had total assets of $54,180 and total liabilities of $663,587. Since our inception to January 31, 2019, we have accumulated a deficit of $4,455,993. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

For the Three and Nine months Ended January 31, 2019 Compared to the Three and Nine months ended January 31, 2018

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the three months ended January 31, 2019 and 2018, sales were $38,179 and $50,669 respectfully.  For the nine months ended January 31, 2019, the Company recognized $153,530 of revenue compared to $139,182 during the nine months ended January 31, 2018. Sales increased $14,348 due to increase of more accessories sold and less discounts provided to our customer base.

Gross profit

Gross profit was $24,753 and $21,159 during the three months ended January 31, 2019 and 2018, respectively.  For the nine months ended January 31, 2019 and 2018, gross profit/(loss) was $(24,881) and $78,805, respectively. The decrease in gross margin was due to decreased volumes of higher margin product and the Company has written off $113,184 in obsolete inventory. The Company anticipates fluctuations in the mix of product sales and cannot meaningfully determine at this early stage if our gross margin will increase or decrease with any degree of accuracy.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance and other office related costs. General and administrative costs during the three months ended January 31, 2019 and 2018 were $41,019 and $108,662, respectively.  For the nine months ended January 31, 2019 and 2018, general and administrative costs were $197,247 and $348,279, respectfully.  The decrease is primarily due to decreased professional, personnel, and travel costs.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs during the three months ended January 31, 2019 and 2018 were $1,305 and $4,483, respectively.  Sales and marketing costs during the nine months ended January 31, 2019 and 2018 were $8,489 and $74,417, respectively.

Other Income (Expense)

All the elements of other income (expense) relate to our convertible promissory notes. During the nine months ended January 31, 2019 and 2018, the Company incurred $67,011 and $30,756, respectively, of interest expense and $129,491 and $448,373, respectively, of debt discount accretion. Interest expense increased due to higher debt levels and accretion decreased due to the issuance of fewer notes.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of January 31, 2019 our current assets totaled $7,153 and were comprised solely of accounts receivable. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended January 31, 2019, net cash flows used in operating activities was $35,062, compared to $361,753 for the nine months ended January 31,2018.

For the nine months ended January 31, 2019, net cash flows used in investing activities was $0, compared to $8,246 for the nine months ended January 31,2018. During the nine months ended January 31, 2019, the Company sold a desk and realized a gain of $588 on the sale of the asset.

For the nine months ended January 31, 2019, we generated cash flows from financing activities of $28,742 from the issuance of a convertible promissory note short term loan and shareholder advance compared to $237,900 from the issuance of one convertible promissory note for the nine months ended January 31, 2018. To date, we have financed our operations primarily through the issuance of debt and equity.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of January 31, 2019, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

PART II- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended January 31, 2019, the Company issued 646,768,535 shares of common stock to pursuant to convertible note conversions of debt totaling $115,290.

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

ITEM 6. EXHIBITS

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation dated March 11, 2011(1)
3.2	Amendment to Articles of Incorporation dated March 28, 2011(1)
3.3	Amendment to Articles of Incorporation dated September 25, 2013(1)
3.4	Amendment to Articles of Incorporation dated January 30, 2015(1)
3.5	Amendment to Articles of Incorporation dated December 1, 2015(1)
3.6

Amendment to Articles of Incorporation filed on January 19, 2016 to increase the authorized common stock outstanding from 50,000,000 to 250,000,000; par value $0.0001 and to create a series of preferred stock consisting of 1,000,000 shares designated as Series A Preferred stock;  par value $0.0001(12)

3.7

Amendment to Articles of Incorporation effective September 8, 2016 to increase the authorized common stock outstanding to 750,000,000; par value $0.0001 and increase Series A Preferred stock to 5,000,000;  par value $0.0001(7)

3.8	Bylaws(1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split(8)
3.10	Amendment to Articles of Incorporation effective December 8, 2017 to increase the authorized common stock outstanding to 2,000,000,000 and increase Series A Preferred stock to 15,000,000(12)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC(1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC(1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC(1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC(1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC(1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC(2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC(5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC(1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC(3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC(4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC(4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC(5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC(4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC(6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC(6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC(7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC(7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC(7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC(9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC(8)

10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC(8)
10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC(9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC(9)
10.24	Securities Purchase Agreement dated August 8, 2017 with RDW Capital, LLC(10)
10.25	Convertible Promissory Note dated August 7, 2017 held by RDW Capital, LLC(10)
10.26	Securities Purchase Agreement dated October 20, 2017 with Power Up Lending Group, Ltd.(11)
10.27	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd.(11)
10.29	Employment Agreement Paul Feldman(1)
10.30	Shenzen AE Technology Purchase Order(1)
10.31	Agreement with Carter, Terry & Company(1)
10.32	Convertible Promissory Note dated November 16, 2017 with Power Up Lending Group, Ltd.(13)
10.33	Convertible Promissory Note dated January 5, 2018 with Power Up Lending Group, Ltd.(13)
10.34	Form of Adar Securities purchase Agreement dated March 5, 2018 with Adar bays , LLC(14)
10.35	Form of Convertible Promissory Note dated March 5, 2018 with Adar bays, LLC(14)
10.36	Form of Back end Note 1 dated March 5, 2018 with Adar bays, LLC(14)
10.37	Form of Back end Note 2 dated March 5, 2018 with Adar bays, LLC(14)
10.38	Form of Collateralized Secured Promissory Note 1 dated March 5, 2018 with Adar bays, LLC(14)
10.39	Form of Collateralized Secured Promissory Note 2 dated March 5, 2018 with Adar bays, LLC(14)
10.40	Securities Purchase Agreement dated March 5, 2018 with Power Up Lending Group, Ltd.(15)
10.41	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd.(15)
10.42*	ACH Total Receipts Agreement dated June 8, 2018 with Reliant Funding
10.43*	Loan Agreement dated September 25, 2018 with Strategic Funding Source, Inc.
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
__________

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

Force Protection Video Equipment Corp.
(Registrant)

April 24, 2020	By:	/s/ Paul Feldman
Paul Feldman Chief Executive Officer, Chief Financial Officer and Director

