Form 10-K
period 2019-04-30
Force Protection Video Equipment Corp.
filed 2020-07-24
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒     No ☐

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $76,000 as of October 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. As of July 10, 2020, there were 841,184,289 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Report may be “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Report, including the risks described under “Risk Factors,” “Management’s Discussion and Analysis” and “Our Business.”

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

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Force Protection Video Equipment Corp.

 PART I

ITEM 1:BUSINESS

Overview

The Company is in the business of selling video and audio capture devices initially targeted to law enforcement agencies. With over 30 years of marketing to law enforcement, the Company’s CEO, Paul Feldman is able to leverage his extensive knowledge and base of contacts to produce sales. The Company has established a web site at www.forceprovideo.com whereby customers can view the Company’s products and place orders. We believe that given recent current events between law enforcement agencies and the public, which has been widely reported by the media, there is a significant market opportunity for the Company’s products. In the first quarter of fiscal 2016, the Company received multiple orders for the LE10 camera System. The LE10 is a small bodied, high definition (HD) camera which is half the size and half the price of most law enforcement cameras currently available. The LE10 and more recent addition the LE50 are rich with features that make them ideal for on-demand video and audio capture. The LE10 and LE50 do not require special software or expensive storage contracts. The video files can quickly be downloaded into a standard law enforcement case file and the micro SD cards are sealed in the provided static evidence bags and then securely stored in the department’s evidence locker. The Company’s Video LE10 and LE50 cameras are a rugged design which incorporates Ambarella (NASDAQ “AMBA”) made chips that allow the cameras to record high definition video.

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

Our primary products consist of video and audio recording devices as follows:

LE10 Law Enforcement Video Recorder. Retail price: $195. The LE10 on-body camera is designed for use by law enforcement and can be mounted on helmets, tactical vest and riot shields. The LE10 provides high quality video and a sensor that allows the device to shoot in full HD at 30 fps, and 8 MP photos with shutter speed of 8fps in burst mode. In photo mode, the user can take pictures with a delayed timer. The device has three (3) resolutions and slow-motion capability allowing its user to create highly quality video while engaged in a variety of physical activity. The LE10 has built-in Wi-Fi, providing connectivity with a smartphone or tablet to enable remote control and content viewing functionality. Video taken by the LE10 is stored on a micro HD SD card which can be transferred to a computer for use as evidence. Downloading the video into evidence requires no special software or expensive cloud storage contracts. The LE10 is equipped with a high definition microphone to capture and record audio. The LE10 can also be used only as a standalone audio recorder to record witness statements or conduct interviews.

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

SC1 Sunglass Camera. Retail price: $199.95. The SC1 Sunglass Camera is made from TR90 high impact resistant and flexible material and features a 150° wide-angle full HD 1080p video camera, with one-hour record time, built between the eyes with the controls and battery built into the glasses’ ultra slim frame. A full range of polarized and clear lenses are available and easily interchangeable.

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

Manufacturing

We purchase our finished products on an as needed basis from several manufacturers in Shenzhen China, Taiwan, and the USA. Our manufacturers provide production, labeling and packaging of our finished product according to our specifications which is confirmed with each order placed. We are not subject to any supplier agreements which means we are not obligated to purchase a minimum amount of product or place orders in the future. We pay for all products we order at the time the order is placed. Upon placing an order, our manufacturer creates a purchase order reflecting: (i) the product ordered, (ii) price per item (iii) total cost for the order, (iv) total cost to ship product ordered from our manufacturer to our facility, (iv) that immediate payment in required at the time of the order, and (v) the delivery date and delivery address. All material used to manufacture our products is located, purchased and paid for by our manufacturers who invoices us only for our finished product. All products offered by Force Protection Video have a twelve (12) month warranty.

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

In addition, many of our existing and potential competitors have substantial competitive advantages, such as:

•	longer operating histories;
•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;
•	broader distribution and established relationships with channel partners;
•	access to larger established customer bases;
•	greater financial resources;
•	large intellectual property portfolios; and
•	the ability to bundle competitive offerings with other products and services

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

ITEM 1A. RISK FACTORS

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries, including the United States, and infections have been reported globally. The spread of COVID-19 has affected segments of the global economy and may affect our operations.

Our business has been disrupted, but the extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. International stock markets have begun to reflect the uncertainty associated with the slow-down in the American, European, and Asian economies, and the reduced levels of international travel experienced since the beginning of January 2020 and the significant decline in the Dow Industrial Average in February and March 2020, was largely attributed to the effects of COVID-19.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our efforts to effectuate a business combination.

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

The following table sets forth the closing high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTC:

	As of April 30, 2019
Fiscal Year 2019	High*	Low*
First quarter ended July 31, 2018	$0.0012	$0.0002
Second quarter ended October 31, 2018	$0.0003	$0.0001
Third quarter ended January 31, 2019	$0.0003	$0.0001
Fourth quarter ended April 30, 2019	$0.0002	$0.0001

	As of April 30, 2018
Fiscal Year 2018	High*	Low*
First quarter ended July 31, 2017	$0.2290	$0.0121
Second quarter ended October 31, 2017	$0.0400	$0.0062
Third quarter ended January 31, 2018	$0.0067	$0.0025
Fourth quarter ended April 30, 2018	$0.0040	$0.0007

Transfer Agent

Our Transfer Agent is Interwest Transfer Co., Inc. located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah. Their telephone number is 801-272-9294 and their website is www.interwesttc.com.

Holders

As of April 13, 2020, there are approximately 41 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder). We have 841,184,289 shares of common stock issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. Some of the statements contained in this Report that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Results of Operations

As of April 30, 2019, we had total assets of $44,342 and total liabilities of $766,471. Since our inception to April 30, 2019, we have an accumulated a deficit of $4,573,287 and negative cash flows from operations of $41,461. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Year Ended April 30, 2019 Compared with the year ended April 30, 2018

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the year ended April 30, 2019, the Company recognized $163,740 of revenue compared to $159,672 during the year ended April 30, 2018. The increase in sales is due to the introduction of our line of covert video surveillance devices as well as an increase in product demand and the implementation of our marketing strategy. To increase future sales volume, the Company has begun to actively seek out and submit competitive product quotes in response to police department requests for quotes (“RFQ”) as well as the continued introduction of new products.

Gross profit

The Company incurred a gross loss of $20,668 during the year ended April 30, 2019 compared to a gross profit of $86,376 during the year ended April 30, 2018. Our Gross margin collapsed in 2019 primarily due to lower of cost-or-market adjustments to inventory and the recognition of minimum software license fees for salable product with no meaningful corresponding product sales. The Company anticipates fluctuations in the mix of product sales and expects its gross margin to fluctuate due to changes in product mix.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance and other office related costs. General and administrative costs decreased by $278,457 to $212,914 during the year ended April 30, 2019 compared to $491,371 during the year ended April 30, 2018. General and administrative costs decreased during 2019 primarily due to lower costs related to professional services, personnel, travel and product development costs.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs decreased by $79,504 to $9,303 during the year ended April 30, 2019 compared to $88,807 the year ended April 30, 2018. Sales and marketing costs decreased due to more strategic marketing activities.

Other Income (Expense)

The elements of other income (expense) primarily relate to our convertible promissory notes. During the year ending April 30, 2019, the Company recorded $63,788 in default penalties associated with three convertible notes payable. During the years ended April 30, 2019 and 2018, the Company incurred $103,992 and $43,141, respectively, of interest expense related to the stated interest of our notes; and $134,753 and $499,475, respectively, of accretion of the debt discount resulting from note issuance fees and the beneficial conversion feature contained on our convertible promissory notes. In addition, during the year ending April 30, 2019, the Company recognized a gain on the sale of assets of $1,593 compared to a loss of $648 during the year ended April 30, 2018.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank and salable inventory. As of April 30, 2019, our current assets totaled $7,210 and were comprised of $397 in cash and $6,813 of accounts receivable. As of April 30, 2019, we had negative working capital of $747,347 and negative cash flows from operations of $41,461. For the year ended April 30, 2019, we had a net loss of $543,825, accumulated deficit of $4,573,287, and stockholders’ deficit of $727,129. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended April 30, 2019, net cash flows used by operating activities was $41,461, compared to $495,107 during the year ended April 30, 2018.

During the year ended April 30, 2019, net cash flows provided by investing activities was $6,646, compared to net cash flows used in investing activities of $3,746 during the year ended April 30, 2018.

During the year ended April 30, 2019, we generated net cash flows from financing activities of $28,892 primarily from the issuance of short-term loans compared to $316,400 from the issuance of convertible promissory notes during the year ended April 30, 2018. To date, we have financed our operations primarily through the issuance of debt and equity.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company. We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually, which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this report. Subsequent to the next twelve-month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our gross profits, although there is no assurance that sufficient revenues will be generated to cover said costs. We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules and regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes- Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder. Some of our more significant challenges of being a publicly reporting company will include the following:

•	We will have to carefully prepare and file, in the format mandated by the SEC, all periodic filings as required by the Securities Exchange Act of 1934 (Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and interim reports of material significant events on Form 8-K), as well as insider reporting compliance for all officers and director under Section 16 of the Securities Exchange Act of 1934 on Forms 3, 4 and 5;

•	We will have to assure that our corporate governance principles and Board minutes are properly drafted and maintained;

•	We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

•	We will have assured corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

•	We will have to assure securities law compliance for all equity-based employee benefit plans, including registration statements and prospectus distribution procedures;

•	We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of the Public Company Accounting Oversight Committee on governance procedures of the Company and our audit committee;

•	We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;

•	Being a public company increases our director and officer liability insurance costs;

•	We will have to interface with our Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and

•	We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

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

Off- Balance Sheet Arrangements

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

Our most critical accounting estimates include:

•	the recognition and measurement of current and deferred income taxes, which impact our provision for taxes
•	Fair value measurements

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

Many of our financial instruments are issued in conjunction with the issuance of debt. At the time of issuance, we allocate the proceeds received to the various financial instruments and this involves the determination of fair value. From time to time, the fair value of these financial instruments exceeds the proceeds received. When this occurs, we critically evaluate the validity of the fair value computation.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Force Protection Video Equipment Corp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Force Protection Video Equipment Corp. (the Company) as of April 30, 2019 and the related consolidated statements of income, changes in stockholders’ deficit, and cash flows for the year ended April 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for the year ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of April 30, 2019, the Company had an accumulated deficit of $4,573,287, has negative working capital of $747,347, and net cash used in operations of $41,461. The Company has generated limited revenue and may continue to experience losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Very truly yours,

/s/Assurance Dimensions

We have served as the Company’s auditor since 2019
Margate, Florida

July 23, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Force Protection Video Equipment Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Force Protection Video Equipment Corp. (the Company) as of April 30, 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended April 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financials have been prepared assuming the Company will continue as a going concern. As of April 30, 2018, the Company had accumulated losses of approximately $4,000,000, has $440,000 working capital deficit and has generated limited revenue, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Soles, Heyn & Company LLP

We have served as the Company’s auditor since 2018. Soles,

Heyn & Company, LLP

West Palm Beach, Florida August 14, 2018

Force Protection Video Equipment Corp
Consolidated Balance Sheets

	April 30,	April 30,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$397	$6,320
Accounts receivable	6,813	9,235
Inventory	-	117,889
Prepaid inventory	-	8,798
Total current assets	7,210	142,242

Property and equipment, net of accumulated depreciation of $11,049 and $7,922, respectively	6,274	16,669
Operating lease right of use asset	29,208	45,001
Deposits	1,650	1,650
Total assets	$44,342	$205,562

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$263,173	$99,702
Shareholder advance	14,650	7,500
Deferred software maintenance revenue	1,270	-
Operating lease	18,033	15,440
Loans	17,966	-
Convertible promissory notes, net of discount of $0 and $21,225, respectively	439,465	459,398
Total current liabilities	754,557	582,040

Long-term liabilities
Warranty	136	143
Operating lease	11,778	29,811
Total liabilities	766,471	611,994

Commitments and Contingencies (Note 5)
Redeemable Preferred Stock	5,000	5,000
Series A Preferred Stock, $0.0001 par value; 20,000,000 authorized; issued and outstanding 5,000,000 at April 30, 2019 and April 30, 2018, respectively

Stockholders’ equity (deficit)
Common stock, $0.0001 par value 20,000,000,000 shares authorized; issued and outstanding 841,184,289 and 194,415,754 at April 30, 2019 and April 30, 2018, respectively	84,119	19,441
Additional paid-in capital	3,762,039	3,598,589
Accumulated deficit	(4,573,287)	(4,029,462)
Total stockholders’ equity (deficit)	(727,129)	(411,432)
Total liabilities and stockholders’ equity (deficit)	$44,342	$205,562

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Equipment Corp Consolidated Statements of Operations For the Years Ended April 30, 2019 and 2018

	April30, 2019	April 30, 2018
Income
Net revenue	$163,740	$159,672
Cost of goods sold	184,408	73,296
Gross (loss)/profit	(20,668)	86,376

Operating expenses
General and administrative	212,914	491,371
Sales and marketing	9,303	88,807
Total operating expenses	222,217	580,178
Loss from operations	$(242,885)	$(493,802)

Other (expense)
Interest expense	(103,992)	(43,141)
Accretion of debt discount	(134,753)	(499,475)
Gain (loss) on sale of asset	1,593	(648)
Default financing penalties	(63,788)	-
Total other (expense)	(300,940)	(543,264)
Loss before taxes	(543,825)	(1,037,066)
Provision for income taxes	-	-
Net loss	$(543,825)	$(1,037,066)

Net (loss) per common share basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding basic and diluted	832,752,965	40,926,044

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Corp Consolidated Statements of Changes in Stockholders’ Deficit for the years ended April 30, 2019 and 2018

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficit
Balance as of April 30, 2018	194,415,754	$19,441	$3,598,589	$(4,029,462)	$(411,432)

Shares issued in satisfaction of loan debt and interest	646,768,535	64,678	50,611	-	115,289

Discount on convertible promissory note due to beneficial conversion feature	-	-	112,839	-	112,839

Net loss	-	-	-	(543,825)	(543,825)

Balance as of April 30, 2019	841,184,289	$84,119	$3,762,039	$(4,573,287)	$(727,129)

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficit
Balance as of April 30, 2017	1,698,494	$170	$3,124,098	$(2,992,396)	$131,872

Shares issued in satisfaction of loan debt and interest	192,516,391	19,251	297,845	-	317,096

Shares issued for cash	100,000	10	590		600

Shares issued for services	100,000	10	590		600

Reverse stock split share adjustment	869	-	-		-

Discount on convertible promissory note due to beneficial conversion feature	-	-	175,466	-	175,466

Net loss	-	-	-	(1,037,066)	(1,037,066)

Balance as of April 30, 2018	194,415,754	$19,441	$3,598,589	$(4,029,462)	$(411,432)

The accompanying notes are an integral part of these consolidated financial statements.

Force Protection Video Equipment Corp
Consolidated Statements of Cash Flows
For the Years Ended April 30, 2019 and 2018

	Years Ended April 30,
	2019	2018
Cash flows from operating activities:
Net (Loss)	$(543,825)	$(1,037,066)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation and Amortization	5,418	5,224
Accretion of debt discount	134,753	499,475
Debt financing penalties	63,788	-
Impairment of asset (inventory)	110,418	-
Share based compensation expense	-	600
Gain (loss) on sale of asset	(1,593)	648
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,422	(7,497)
(Increase) decrease in inventory	4,722	(13,761)
(Increase) decrease in other assets	15,793	(25,351)
Increase (decrease) in accounts payable and accrued expenses	162,780	37,742
Increase (decrease) in other liabilities	3,863	44,879
Net cash (used) by operating activities	(41,461)	(495,107)

Cash flows from investing activities:
Purchase of equipment and vehicles	-	(8,246)
Proceeds from disposal of vehicle	6,646	4,500
Net cash (used) by investing activities	6,646	(3,746)

Cash flows from financing activities:
Proceeds from sale of common stock	-	600
Proceeds from sale of preferred stock	-	4,000
Proceeds from short term loans	39,574	-
Repayments of short-term loans	(23,332)	-
Proceeds from shareholder advance	13,150	7,500
Repayments of shareholder advance	(6,000)	-
Proceeds from convertible promissory notes	5,500	304,300
Net cash provided by financing activities	28,892	316,400

Increase (decrease) in cash	(5,923)	(182,453)
Cash and cash equivalents at beginning of year	6,320	188,773
Cash and cash equivalents at end of year	$397	$6,320

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,060	$-
Cash paid for income taxes	$-	$-
Non-cash operating activities:
Common stock issued as compensation	$-	$600
Common stock issued for principal and interest on convertible notes payable	$115,289	$317,096
Operating lease right of use asset	$-	$51,063

The accompanying notes are an integral part of these consolidated financial statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019 AND 2018

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During the years ended April 30, 2019 and 2018, the Company had a net operating loss of $543,825 and $1,037,066, respectively. As of April 30, 2019, the Company had negative working capital of $747,347, an accumulated deficit of $4,573,287, and net cash used in operations of $41,461.

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

Following is the computation of basic and diluted net loss per share for the years ended April 30, 2019 and 2018:

	For the Years Ended
	April 30,	April 30,
	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders’	$(543,825)	$(1,037,066)

Denominator:
Weighted average number of common shares outstanding	832,752,965	40,926,044

Basic and diluted EPS	$(0.00)	$(0.03)

Potentially dilutive securities are not included in the calculation of diluted net loss per share attributable to common stockholders, because to do so would be anti-dilutive. Common stock equivalents pertaining to the Company’s Convertible Notes are as follows:

Convertible notes, principal and accrued interest	9,649,685,143	1,425,915,102
Convertible notes, penalties potentially settled in common stock	-	-
Total convertible note common stock equivalents	9,649,685,143	1,425,915,102

Concentrations of risk

During the year ended April 30, 2019, no customers accounted for greater than 10% of sales; while during the twelve months ended April 30, 2018, two customers accounted for 34.5% (24.1% and 10.4%) of sales.

The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. During the year ended April 30, 2019, there were no inventory purchases. During the year ended April 30 2018, four suppliers accounted for 62.6% (19.2%, 16.9%, 14.3% and 12.2%) of the Company’s inventory purchases.

Summary of Significant Accounting Policies

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for stock-based compensation; assumptions used in calculating derivative liabilities, and deferred tax valuation allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either April 30, 2019 or 2018.

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

Inventory

The Company’s inventory is comprised of finished goods and primarily includes cameras and recording equipment. The Company’s inventory is stated at the lower of cost or market and expensed to cost of goods sold upon sale using the average-cost method. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory. During the year ended April 30, 2019, the Company wrote down $110,418 of obsolete inventory. The Company plans to become a drop ship third-party seller that will reduce the need to carry inventory.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances. The Company does not have a history of significant bad debt and has not recorded any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve with none this period.

Leases

In accordance with ASU 2016-02, Leases (Topic 842), the Company recognizes lease assets and liabilities with terms in excess of twelve months on its balance sheet. The Company capitalizes operating lease obligations as a right-of-use asset with a corresponding liability based on the present value of future operating leases.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 30, 2019, tax years since 2009 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition

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

Our revenue is generated from the sale of products consisting primarily of video and audio capture devices and accessories. We recognize revenue when control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. We consider a performance obligation satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. Revenue from product sales is generally recognized upon shipment to the end customer, which is when control of the product is deemed to be transferred. Payment or invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. Revenue is recorded net of discounts and promotions and is disaggregated based on significant product line. Refer to Note 6. Segments and Geographic Data.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred. The Company recognized $9,303 and $88,807 in marketing and advertising costs during the twelvemonths ended April 30, 2019 and 2018, respectively.

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

Many of our financial instruments are issued in conjunction with the issuance of debt. At the time of issuance, we allocate the proceeds received to the various financial instruments and this involves the determination of fair value. From time to time, the fair value of these financial instruments exceeds the proceeds received. When this occurs, we critically evaluate the validity of the fair value computation.

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

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The new standard modifies disclosure requirements including removing requirements to disclose the valuation process for Level 3 measurements and adding requirements to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The new standard is effective for interim and annual periods beginning after December 15, 2019. The Company does not expect adoption of ASU 2018-13 to have a material impact on its financial statements or disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The new lease guidance was effective for fiscal years beginning after December 15, 2018, and had a material effect on the Company’s financial statements as noted further in Note 5. The Company early adopted this standard during fiscal year 2018.

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

NOTE 2 - Fixed Assets

Fixed assets consisted of the following:

	April 30,	April 30,
	2019	2018
Vehicles	$-	$7,654
Furniture and fixtures	9,656	10,936
Computers and office equipment	4,226	4,226
Leasehold improvements	1,775	1,775
Total fixed assets	15,657	24,591
Accumulated depreciation	(9,383)	(7,922)
Total fixed assets	$6,274	$16,669

The Company sold two assets during the year ending April 30, 2019 for an aggregate of $6,646 in cash and the Company recognized a gain on the sale of assets in the amount of $1,593. During the year ended April 30, 2018, the Company sold a vehicle for proceeds of $4,500 and recorded a loss on the sale of $648.

During the twelve months ended April 30, 2019 and 2018, the Company recognized $5,418 and $5,224, respectively in depreciation expense.

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

As of April 30, 2019, seven of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the respective agreements. Consequently, the Company is accruing interest on these notes at their respective default rates and has recorded default penalties of $63,788 in the aggregate. As a result of being in default on these notes, the Holders could, at their sole discretion, call these Notes in their entirety, including all associated penalties provided for under the respective agreements.

As of April 30, 2019, the Company owed $439,465 in principal and $147,456 in accrued interest on its remaining outstanding convertible promissory notes. As of April 30, 2018, the Company owed $480,623 in principal (before a debt discount of $21,225) and $62,281in accrued interest (included in accounts payable and accrued expenses) on its remaining outstanding convertible promissory notes.

	April 30, 2019	April 30, 2018

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

Principal	$439,465	$480,623
Debt discount	-	(21,225)
Total Principal	$439,465	$459,398

Summary of Convertible Note Transactions:	April 30, 2019	April 30, 2018

Convertible notes, May 1	$480,623	$427,128
Additional notes, face value	5,500	363,375
Default Penalties	63,788	-
Payments and adjustments	-	-
Settlement of debt	-	-
Conversions of debt	(110,446)	(309,880)
Unamortized debt discounts	-	(21,225)
Convertible notes, balance	$439,465	$459,398

RDW Capital, LLC

The RDW Notes have identical terms and conditions including convertibility into common stock at the holder’s option, at a price for each share of common stock equal to 60% of the lowest traded price during the twenty (20) trading days immediately preceding the applicable conversion, and subject to anti-dilution and market adjustments set forth in the Agreement. The Notes mature in six months and bear an interest rate of 8%. In no event shall RDW effect a conversion if such conversion results in RDW beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Notes and accrued interest may be prepaid in whole or in part at any time with ten (10) days written notice to the holder for the sum of the outstanding principal and interest multiplied by one hundred and thirty percent (130%). Any principal and interest unpaid when due shall bear interest at 24% and RDW may accelerate the outstanding principal, plus accrued and unpaid interest, and other amounts owing through the date of acceleration and the amount due will be one hundred thirty percent (130%) of the outstanding principal amount of the Note and accrued and unpaid interest. In the event the Company defaults on the accelerated balance, and at the request of the Holder, the Company must pay one hundred fifty percent (150%) of the outstanding balance plus accrued interest and default interest. Acceleration by the Holder requires notice to the Company and to date, the Company has not received a notice of acceleration. The Company is required to reserve three (3) times the number of shares necessary for the issuance of common stock upon conversion; however, as of April 30, 2019, RDW Capital agreed to forego the reserve requirement called for under the Note.

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

During the years ended April 30, 2019 and 2018, respectively, the Company issued no common shares for payment on the note.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $792 and $792 in principle and $0 and $0 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 13,196,334.

Note 4 - On May 13, 2016, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC pursuant to which the Company received $105,000 in financing through the execution of a Convertible Promissory Note (RDW Note 4). The Company received proceeds of $82,500 after payment of a $5,000 OID and $17,500 of legal and due diligence fees.

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $70,000. As this amount resulted in a total BCF debt discount that was less than note principal, the full $70,000 discount was recognized and accreted over the 6-month term of the Note.

The Note became due and payable on November 13, 2016 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum is being accrued beginning on November 14, 2016.

During the years ended April 30, 2019 and 2018, respectively, the Company issued no common shares for interest payments on the Note. During the year ended April 30, 2017, the Company issued 71,341,227 common shares for a value of $105,000, satisfying the note principal, and leaving a balance due of $4,540 in accrued interest.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $0 and $0 in principle and $4,540 and $4,540 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 75,664,694.

Note 5 - On May 20, 2016, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC pursuant to which the Company received $52,500 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $45,000 after payment of a $2,500 OID and $5,000 of due diligence fees.

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $35,000. As this amount resulted in a total BCF debt discount that was less than note principal, the full $35,000 discount was recognized. The resulting $42,500 discount was accreted over the 6-month term of the Note.

The Note became due and payable on November 20, 2016 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum is being accrued beginning on November 21, 2018.

During the years ended April 30, 2019 and 2018 respectively, the Company issued no common shares for the remaining accrued interest on the Note. During the year ended April 30, 2017, the Company issued 116,769 common shares for a value of $52,500, satisfying the note principal, and leaving a balance due of $2,742 in accrued interest.

As of April 30, 2019, and 2018, respectively, the Company owed $0 and $0 in principle and $2,742 and $2,742 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 45,706,301.

Note 6 - On August 22, 2016, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC pursuant to which the Company received $157,500 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $130,000 after payment of a $7,500 OID and $20,000 of legal and due diligence fees.

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $105,000. As this amount resulted in a total BCF debt discount that was less than note principal, the full $105,000 discount was recognized. The resulting $132,500 discount was accreted over the 6-month term of the Note.

The Note became due and payable on February 22, 2017 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum has been accrued beginning on February 23, 2017.

During the year ended April 30, 2019, the Company issued no common shares for payment on the Note. During the year ended April 30, 2018, the Company issued 4,919,733 common shares for a value of $38,890..During the year ended April 30, 2017, the Company issued 474,212 common shares for a value of $125,826, satisfying the note principal, and leaving a balance due of $889 in accrued interest.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $0 and $0 in principle and $889 and $889 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 14,817,664.

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

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $105,000. As this amount resulted in a total BCF debt discount that was less than note principal, the full $105,000 discount was recognized. The resulting $132,500 discount was accreted over the 6-month term of the Note.

The Note became due and payable on October 31, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum has been accrued beginning on November 1, 2018.

During the year ended April 30, 2019, the Company issued no common shares for payment on the Note. During the year ended April 30,2018, the Company issued 24,585,900 common shares for a value of $131,800, and was applied to the Note principal.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $25,700 and $25,700 in principle and $22,221 and $15,074 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 798,697,280.

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

The principle was discounted for the value of the OID, legal and due diligence fees and intrinsic value of the BCF. The calculated intrinsic value was $217,000. As this amount resulted in a total debt discount that exceeded the principal, the discount recorded for the BCF was limited to the principal amount of the Note. The resulting $210,000 discount was accreted over the 6-month term of the Note.

The Note became due and payable on October 31, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum began accruing on November 1, 2018 and the Company has recorded a default penalty of $23,625, which increases the principle balance of the note.

During the year ended April 30, 2019 and 2018, respectively, the Company issued 57,100,000 and 53,560,000 common shares for a value of $14,754 and $32,437, and was applied to the Note principal.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $1,221 and $15,975 in principle and $9,914 and $5,512 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 185,767,820.

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

The principle was discounted for the value of the OID, fees and intrinsic value of the BCF. The calculated intrinsic value was $72,000. As this amount resulted in a total debt discount that exceeded the principal, the discount recorded for the BCF was limited to the principal amount of the Note. The resulting $78,750 discount was accreted over the 6-month term of the Note.

The Note became due and payable on October 31, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum began accruing on November 1, 2018.

During the year ended April 30, 2019, the Company issued 130,800,000 common shares for a value of $16,322, and was applied to the principal on the Note. During the year ended April 30, 2018, the Company issued no common shares for payment on the Note.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $86,053 and $78,750 in principle and $22,833 and $7,243 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 814,760,939.

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

The principle was discounted for the value of the OID, fees and intrinsic value of the BCF. The calculated intrinsic value was $134,000. As this amount resulted in a total debt discount that exceeded the principal, the discount recorded for the BCF was limited to the principal amount of the Note. The resulting $110,000 discount was accreted over the 6-month term of the Note.

The Note became due and payable on October 31, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum began accruing on November 1, 2018.

During the year ended April 30, 2019, the Company issued no shares on the Note. During the year ended April 30, 2018, the Company issued 100,218,200 shares, satisfying the principle balance of the Note.

As of April 30, 2019, and 2018, respectively, the Company owed $7,510 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 125,169,335.

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

The principle was discounted for the value of the OID and issuance fees. The BCF intrinsic value was $102,000. As this amount resulted in a BCF that exceeded the Note proceeds, accretion of the BCF was limited to $65,000 which was accreted over the 6-month term of the Note.

The Note became due and payable on October 31, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum began accruing on November 1, 2018 and the Company has recorded a default penalty in the amount of $24,413, which was added to the principle balance of the Note.

During the years ended April 30, 2019 and 2018, the Company issued no shares on the Note.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $105,788 and $81,375 in principal and $24,784 and $6,288 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 2,176,205,030.

Note 12 – On August 7, 2017, the Company entered into a Securities Purchase Agreement with RDW Capital, LLC, pursuant to which the Company received $52.500 in financing through the execution of a Convertible Promissory Note. The Company received proceeds of $46,000 after payment of $2.500 OID and legal and due diligence fees totaling $4.000. On March 16, 2018, the Company and RDW agreed to amend the Note to extend the Maturity Date to October 31, 2018.

The principle was discounted for the value of the OID and issuance fees. The BCF intrinsic value was $107,283. As this amount resulted in a BCF that exceeded the Note proceeds, accretion of the BCF was limited to 46,000 which was accreted over the 6-month term of the Note.

The Note became due and payable on October 31, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 24% per annum began accruing on November 1, 2018 and the Company has recorded a default penalty in the amount of $15,750, which was added to the principle balance of the Note.

During the years ended April 30, 2019 and 2018, respectively, the Company issued no shares against the Note.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $68,250 and $52,500 in principal and $14,979 and $3,197 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,387,141,670.

Power Up Lending Group Ltd.

The Power Up Notes have identical terms and conditions, including convertibility into common stock, at the holder’s option any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Note, at a price for each share of common stock equal to 61% of the average of the lowest two (2) trading prices during the twenty (20) trading days immediately preceding the applicable conversion. In no event shall Power Up effect a conversion if such conversion results in Power Up beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Notes and accrued interest may be prepaid within the 180-day period following the issuance date at an amount equal to 115% - 140% of the outstanding principle and unpaid interest. After expiration of the 180 days, the Note may not be prepaid. Any principal and interest unpaid when due shall bear interest at 22%. Upon the occurrence of an event of default the balance of principle and interest shall become immediately due at the default amount which is equal to the sum of the unpaid principal and unpaid interest multiplied by 150%.

Power Up Settlement

On March 15, 2019, the Company received a Notice of Default from 111 Recovery Corp, as Assignee from Power Up Lending Group, Ltd. The Notice stated that the Company was in default of one or more Convertible Promisory Notes which, prior to the default, had aggregate and outstanding principal balances of $97,950. The Notice stated that as a result of the default, 111 Recovery Corp is demanding immediate payment of $146,925. On October 8, 2018, the Company and the assignee of Power Up, “Recovery”, agreed to settle the amount of all outstanding Notes, in final settlement of all related claims for the aggregate sum of $146,925. At closing, the Company was obligated to pay the first installment of $30,000; the second installment of $15,000 due on October 22, 2019, and the third and final amount of $15,000 by November 5, 2019. Should the Company fail to pay the settlement amount by the deadline, Recovery shall have all rights under the Notes and SPA’s to convert the debt amount into common stock of the Company pursuant to the terms and provisions of the Notes. Recovery, in addition, is entitled to obtain an affirmative injunction from the Court which injunction shall remain in full force and effect until Recovery has converted the debt obligation. Recovery will also have the right to enter a money judgement and have immediate execution thereon for the default amount together with accrued and unpaid interest and full default interest against the Company, giving the Company credit for all sums received by Recovery prior to enforcement. The Company subsequently met all the terms of the final settlement.

Power Up Note 1 – On October 20, 2017 the Company sold a 12% convertible note in the principal amount of $70,000 of which the Company received $60,300 after payment of legal fees of $9,700. The Note matured on July 30, 2018 and bears a default interest rate of 22%.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $44,754 and is being accreted over the 10-month term of the Note.

During the year ended April 30, 2019, the Company issued 243,760,201 common shares in satisfaction of $66,030 in principle and $4,200 in accrued interest. During the year ended April 30, 2018, the Company issued 9,232,558 common shares in satisfaction of $3,970 in principle on the Note.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $0 and $66,030 in principal and $0 and $4,554 in accrued interest.

Power Up Note 2 – On November 16, 2017, the Company sold a 12% convertible note in the principal amount of $36,000 of which the Company received $30,000 after payment of legal fees of $6,000.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $23,016 and is being accreted over the 9.5-month term of the Note.

The Note became due and payable on August 30, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 22% per annum began accruing on August 31, 2018.

During the year ended April 30, 2019, the Company issued 138,791,667 common shares for a value of $9,050, which was applied against the principal on the Note. During the year ended April 30, 2018, the Company issued no shares against the balance on the Note.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $26,950 and $36,000 in principal and $9,850 and $2,006 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 603,279,747. The number of common shares the Company is required to have in reserve on the note is 1,809,839,240.

Power Up Note 3 – On January 5, 2018 the Company sold a 12% convertible note in the principal amount of $38,000 of which the Company received $32,000 after payment of legal fees.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $24,295 and is being accreted over the 10-month term of the Note.

The Note became due and payable on October 10, 2018 and the Company is in default of its obligations under the Note. The default interest rate of 22% per annum began accruing on October 11, 2018.

During the years ended April 30, 2019 and 2018, the Company issued no shares against the balance on the Note.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $38,000 and $38,000 in principal and $8,961 and $1,464 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to hold in its reserves is equal to the amount required to satisfy the Note, which is 769,851,266.The number of common shares the Company is required to have in reserve on the note is 2,309,553,798.

Power Up Note 4 – On January 5, 2018 the Company sold a 12% convertible note in the principal amount of $33,000 of which the Company received $27,500 after payment of legal fees. The Note matures on December 15, 2018 and bears interest at 12%.

The intrinsic value of the BCF was computed as the difference between the fair value of the common stock issuable upon conversion of the Note and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $21,098 and is being accreted over the 9-month term of the Note.

During the years ended April 30, 2019 and 2018, the Company issued no shares against the balance on the Note.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $33,000 and $33,000 in principal and $6,357 and $613 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to hold in its reserves is equal to the amount required to satisfy the Note, which is 645,204,813.The number of common shares the Company is required to have in reserve on the note is 1,935,614,439.

Adar Bays, LLC

The Adar Notes bear interest at the rate of 8% per annum. All interest and principal must be repaid on or before March 5, 2019. After six months, the Adar Notes are convertible into common stock, at Adar’s option, at a conversion price equal to 60% of the lowest trading price of our common stock during the 20 prior trading days prior to conversion. The Company is required to reserve three (3) times the number of shares necessary for the issuance of common stock upon conversion. The two Adar Collateralized Notes may only be converted by Adar in the event they are paid in full. In addition, the Note contains pre-payment penalties. The Company is only required to make payments on the Back-End Notes if Adar funds the Collateralized Notes.

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

Adar Note 1 - On March 5, 2018, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC providing for the purchase of a Convertible Promissory Note in the principal amount of $52,500; and two Collateralized Secured Promissory Notes also in the amount of $52,500 each (the “Adar Collateralized Notes”) and the delivery by the Company of two Back End Notes payable to Adar each in the principal amount of $52,500. The first $52,500 financing closed on March 5, 2018 with the Company receiving net proceeds of $43,500 after payment of legal fees of $6,500 and a 5%, or $2,500 original issue discount. On May 24, 2018 Adar funded $5,789 under one of the Adar Collateralized Notes with the Company receiving net proceeds of $5,500 after payment of a 5% original issue discount.

The intrinsic value of the Adar Notes beneficial conversion feature exceeded their proceeds thereby limiting the accretion of the BCF to $43,500 and $5,500 for Adar Note 1 and the Adar Collateralized Note, respectively. Accretion is over the 12-month term of the Adar Notes.

During the year ended April 30, 2019, the Company issued 76,316,667 shares against the principle balance on the Note.

As of April 30, 2019, and April 30, 2018, respectively, the Company owed $53,710 and $52,500 in principal and $14,904 and $648 in accrued interest.

As of April 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 994,400,796. The number of common shares the Company is required to have in reserve is 2,983,202,389, which is equal to three times the amount sufficient to satisfy the note at each measurement date.

NOTE 4 - SHORT TERM LOANS

On September 25, 2018, the Company repaid the then outstanding balance of the ACH Loan totaling $13,372 with funds received from Strategic Funding Source, Inc.

On September 25, 2018, the Company borrowed $39,574 from Strategic Funding Source, Inc. under the Loan Agreement. Pursuant to the terms of the Loan Agreement, the Company received $13,233 of proceeds after deductions for $395 of service fees and $11,340 related to interest. Repayment is achieved through 246 daily bank account withdrawals of $156. The Loan Agreement is secured by all current and future assets of the Company. As of April 30, 2019, the Company was in arrears under the terms of the Agreement by $13,104 and the balance owed on the note was $17,966, after a debt discount of $10,234.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Product Warranties

The Company’s manufacturer(s) provide the Company with a 2-year warranty. The Company products are sold with a 1-year manufacturer’s warranty. The Company offers a 1-year extended warranty for a fee. The extended warranty expires at the end of the second year from the date of purchase with warranty costs during the two-year period being born by the manufacturer. As a result, the Company has no, or limited warranty liability exposure.

Operating Leases

On November 15, 2017, the Company entered into a lease of office space at 1600 Olive Chapel Road, Apex, North Carolina 27502. The lease expires on November 30, 2020 and includes an option to extend the lease an additional term or three years. Rent is $1,650 per month and is increased each anniversary by 3%. The Company paid a $1,650 security deposit. The Company had early adopted ASC 2016-2; Leases (Topic 842) during fiscal year 2018. As a result, the Company was required to estimate and record the right of use asset (“ROU Asset”) and lease liability on the face of the Company’s balance sheet. Accordingly, the new lease guidance became effective for the Company on May 1, 2017, which is the beginning of the earliest comparative period presented in the financial statements in which the Company first applies the new lease accounting guidance.

During fiscal year 2018, the Company determined the ROU Asset and lease liability to be $51,063 which compares to the total, undiscounted cash flow payments of the initial three-year term of $61,200. As of April 30, 2018, since the right of use asset and lease liability were the same, there was not adjustment to retained earnings. The company determined that there was no discount rate implicit in the lease. Thus, the Company used its incremental borrowing rate of 12% to discount the lease payments in the determination of the ROU asset and lease liability.

On March 21, 2015, the Company entered into a lease of office space at 130 Iowa Lane, Suite 102, Carry, North Carolina 27511. During January, 2018, the Company moved and this lease was terminated with no further obligations.

The Company has no other non-cancelable operating leases. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of April 30, 2019:

Fiscal Year
2020	$20,649
2021	$12,253
$32,902

As of April 30, 2019, total operating lease liability was as follows:

Total undiscounted cash flows	$32,902
Less unamortized interest	(3,091)
Total operating lease liability	$29,811
Less short-term liability	$(18,033)
Total long-term operating lease liability	$11,778

During the twelve months ended April 30, 2019 and 2018, operating lease expense for rent for office space totaled $17,905 and $17,119, respectively.

NOTE 6 - SEGMENT AND GEOGRAPHIC DATA

Contract assets represent accrued revenues that have not yet been billed to the customers due to certain contractual terms other than the passage of time. For the twelve months ended April 30, 2019, the Company did not have any contract assets. Receivables from customers are included in current assets on the consolidated balance sheet. Due to the nature of our sales transactions, we have elected the following practical expedients: (i) Shipping and handling costs are treated as fulfillment costs. Accordingly, shipping and handling costs are classified as a component of Cost of goods sold while amounts billed to customers are classified as a component of Net Sales.

The Company’s operations are disaggregated as follows. All of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue by major product line, type of customer, and timing of revenue recognition:

Major Product Lines

Product Lines	Revenue	% of sales
Cameras	$150,940	92.18%
Accessories	7,210	4.40%
Software	5,590	3.41%
Total Net Revenue	$163,740	100.00%

Types of Customers

Customer Type	% of sales
Federal	91.00%
State, Local	2.00%
Non-government	7.00%
Total Net Revenue	100.00%

Timing of Revenue Recognition

	Revenue	Percentage
Transferred at a point in time	$163,740	100.00%
Transferred over time	-	0%
Total Net Revenue	$163,740	100.00%

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Tax Cuts and Jobs Act of 2017 changed the top corporate federal tax rate from 35% to one rate of 21%. This rate will be effective for corporations whose tax year begins after January 1, 2018, and it is a permanent change. Under ASC 740, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The resulting amendments to IRC Section 172 disallow the carryback of net operating losses but allow for the indefinite carryforward of those net operating losses. Pursuant to Section 172(e)(2) of the statute, the amended carryback and carryover rules apply to any net operating loss arising in a taxable year ending after December 31, 2017. In addition to the carryover and carryback changes, the Act also introduces a limitation on the amount of net operating losses that a corporation may deduct in a single tax year under section 172(a) equal to the lesser of the available net operating loss carryover or 80 percent of a taxpayer’s pre-NOL deduction taxable income (the ”80-percent limitation”). This limitation applies only to losses arising in tax years that begin after December 31, 2017 based upon section 172(e)(1) of the amended statute. The Company also has a state tax rate of approximately 3% for fiscal year 2019 and 2018.

	April 30,
	2019	2018
Income tax provision (benefit) at blended rate	$(132,000)	$(217,784)
Nondeductible items	-	105,325
Subtotal	(132,000)	(112,460)
Change in valuation allowance	132,000	112,460
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$552,679	$420,679
Valuation allowance	(522,679)	(420,679)
Deferred tax asset, net	$-	$-

As of April 30, 2019, the Company has estimated tax net operating loss carryforwards of approximately $4 million, which can be utilized or expire in 2037 and the remainder is carried forward indefinitely.

The Company has adopted the accounting guidance related to uncertain tax positions, and has evaluated its tax positions and believes that all of the positions taken by the Company in its tax returns are more likely than not to be sustained upon examination. The Company returns are subject to examination by federal and state taxing authorities generally for three years after they are filed.

NOTE 8 – RELATED PARTY TRANSACTIONS

The majority shareholder has advanced funds since inception for the purpose of financing working capital. As of April 30, 2019, and 2018, the Company owed $14,650 and $7,500, respectively. The advances are payable upon demand and non-interest bearing.

During the year ended April 30, 2018, the Company issued 4,000,000 shares of the Company’s Series A Preferred Shares to its sole director and chief executive officer in exchange for $4,000.

Pursuant to the Employment Agreement for the Company’s CEO which was extended for an additional three years to November 30, 2020, Mr. Feldman is entitled to an annual salary of $100,000. As of April 30, 2019, the Company owed deferred compensation in the amount of $16,538 as Mr. Feldman has agreed to defer until such time the Company has sufficient cash flows to support his salary under the agreement.

NOTE 9 –REDEEMABLE PREFERRED STOCK AND StockholderS’ DEFICIT

Redeemable Preferred Stock

As of April 30, 2019, and April 30, 2018, respectively, there were 5,000,000 shares of par value $0.0001, Series A Preferred Stock outstanding. The Preferred Stock pays no dividends and has no conversion rights into common stock. Each share of Preferred Stock is entitled to 200 votes per share and is redeemable in whole, but not in part, at the option of the holder for $0.0001 per share. Due to the redemption feature being at the option of the holder, the Company classifies the purchase price in the temporary equity section of the balance sheet.

During the year ended April 30, 2018, the Company issued 4,000,000 shares of Series A Preferred Stock to Paul Feldman, CEO in exchange for $4,000. Each Series A preferred share is entitled to 200,000 (i.e., 200:1) votes per share and carries no right of conversion into shares of common stock.

Common Stock

As of April 30, 2019, and April 30, 2018, there were 841,184,289 and 194,415,754 shares of common stock outstanding, respectively.

As of April 30, 2019, and 2018, respectively, the Company accreted its debt discounts related to the beneficial conversion feature in our convertible promissory notes in the amounts of $113,286 and $433,316.

On September 20, 2018, the Company amended its Articles of Incorporation to affect a 1:1,000 reverse stock split. As of the date of this filing, the Company is waiting for FINRA to approve this corporate action. All share amounts included in this report have not been updated to reflect the reverse split.

On May 17, 2018, the Company filed its Amended Articles of Incorporation which increased its authorized common stock to 20,000,000,000 shares and it Series A Preferred to 20,000,000 shares, with no changes in par value. The increase in the common stock was made necessary because of the reserves required by the Company’s holders of convertible notes.

During the twelve months ended April 30, 2019, the Company issued an aggregate of 646,768,535 shares of common stock in exchange for convertible notes and accrued interest totaling $115,289.

During the year ended April 30, 2018, the Company issued 192,516,391 shares of common stock in exchange for convertible notes totaling $317,096. In addition, a total of 100,000 common shares were issued for cash in the amount of $600, and 100,000 common shares were issued for services and valued at $600.

NOTE 10 – SUBSEQUENT EVENTS

On October 3, 2019, the Company and Adar Bays, LLC agreed to enter into a Payment Agreement to settle the amounts outstanding on two previously outstanding Notes, whereby the Company would repay the debt in three installments; $37,000 by October 4, 2019, $18,750 by October 23, 2019, and $18,750 by November 23, 2019. The Company subsequently met all the terms of the final settlement.

On October 11, 2019, the Company entered into a secured promissory note with RDW Capital, LLC in the amount of $27,500. The Note matures on April 11, 2020 and bears an interest rate of 5%. Interest payments are due and payable on the 90-day anniversary of the execution of the note, and with the principal payment of the note on or before the maturity date. In security for the note, the Company’s President has pledged the Preferred Shares of the Company registered on the books of the Company in his or designees name and shall be the sole recourse the Note Holder has in relation to repayment of the Note. The Company subsequently satisfied the balance of the Note by the due date.

Pursuant to a Securities Purchase Agreement originally dated August 8, 2017, the Company entered into additional convertible promissory notes with RDW Capital, LLC for aggregate proceeds of $208,256. The Notes mature six months from the respective dates of issuance, bear interest at 8%, and are convertible into common stock of the Company at the Holder’s option. The conversion price for each share of common stock is equal to 60% of the lowest traded price during the twenty (20) trading days immediately preceding the applicable conversion (subject to anti-dilution and market adjustments set forth in the Agreement). Upon the occurrence of any default, and at the Holder’s option, the Holder may require the Company to convert all or any part of the Note into common stock at the Alternative Conversion Price which is 50% of the lowest traded price during the twenty (20) days prior to the conversion date. In no event shall RDW effect a conversion if such conversion results in RDW beneficially owning in excess of 4.99% of the outstanding common stock of the Company. The Notes and accrued interest may be prepaid in whole or in part at any time with ten (10) days written notice to the holder for the sum of the outstanding principal and interest multiplied by one hundred and thirty percent (130%). Any principal and interest unpaid when due shall bear interest at 24% and RDW may accelerate the outstanding principal, plus accrued and unpaid interest, and other amounts owing through the date of acceleration and the amount due will be one hundred thirty percent (130%) of the outstanding principal amount of the Note and accrued and unpaid interest. In the event the Company defaults on the accelerated balance, and at the request of the Holder, the Company must pay one hundred fifty percent (150%) of the outstanding balance plus accrued interest and default interest. The Company is required to reserve three (3) times the number of shares necessary for the issuance of common stock upon conversion.

On October 15, 2019, the Company was notified that the Notes held by RDW Capital, LLC, were assigned by them to RedDiamond Partners, LLC in a private transaction. The terms of the original Notes remained unchanged.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 14, 2019, the Registrant was informed by Soles, Heyn & Company, LLP (“SH”) that the firm was resigning and thus terminating its services as the Registrant’s independent registered public accounting firm effective October 14, 2019. On October 16, 2019, the Registrant retained Assurance Dimensions as its principal independent accountants. The decision to retain Assurance Dimensions as the Registrant’s principal independent accountants was approved by the Registrant’s Board of Directors.

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of April 30, 2019, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective due to the following material weaknesses:

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

 (3) Lack of formal documentation. We maintain very informal controls over the billing and invoicing procedures. As a result, invoicing delays have occurred. This is a significant material weakness in the billing cycle because this will cause inaccuracies in the ultimate completion of the sale, which is the collection of cash. Also, sales cutoff complications could arise due to these delays in billing. Bills should be sent to customers as soon as possible to expedite payment and otherwise keep the accounting system current.

We frequently are unable to obtain appropriate shipping documentation from the shipping department. Better controls need to be placed over these documents because they may be required for such things as supporting claims that deliveries to customers have been made and the goods were received in satisfactory condition.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

The following table presents information with respect to our officers, directors and significant employees as of April 30, 2019:

Name	Age	Position
Paul Feldman	55	Chief Executive Officer, President and Chief Financial Officer, Director

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

 Significant Employees

At the present time, we have only one significant employee, our President, Mr. Paul Feldman whose employment agreement provides for a base salary of $100,000 per year. For the year ended April 30, 2019, Mr. Feldman has agreed to permanently forego his compensation until such time the Company’s revenues support the agreed upon compensation.

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

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File a Required Report
Paul Feldman	0	8	1

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

Summary Compensation Table

Name and Principal Position	Year Ended April 30,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Feldman (1), CEO, CFO	2019	$16,538	-	-	-	$16,538
	2018	$105,769	-	-	6,000	$111,769

(1) Mr. Feldman became the Company’s Director, President, Secretary, Chief Executive officer and Chief Financial Officer on February 1, 2015. On November 24, 2015, the Company and Mr. Feldman entered into an employment agreement. Pursuant to Mr. Feldman’s Employment Agreement, he is entitled to an annual salary of $100,000 for a term of 2 years. On December 1, 2017, Mr. Feldman’s employment agreement was extended for an additional three years to November 30, 2020. During the year ended April 30, 2019, Mr. Feldman agreed to defer his compensation until such time the Company’s revenues support the agreed upon compensation. As of April 30, 2019, the balance owed to Mr. Feldman was $16,538. Other Compensation consisted of a car allowance. We may award our officers and directors shares of common stock or stock purchase options as non-cash compensation as determined by the Board of Directors from time to time.

Director Compensation

For the years ended April 30, 2019 and 2018, respectively, the directors were not awarded any options or paid any cash compensation.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 1, 2019 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

* less than 1%

(1)Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company preferred stock and common stock. Except as indicated the address of each beneficial owner is 1600 Olive Chapel Rd., Apex, NC 27502.

(2)Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 448,998,178 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock issued and outstanding on a fully diluted basis as of July 1, 2018. Each share of preferred stock is entitled to vote on all matters submitted to the Company’s stockholders and are entitled to such number of votes as is equal to 200,000 times the number of shares of Series A Preferred Stock such holder owns. The Series A Preferred Stock is not convertible into shares of common stock. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)Calculated based on 448,998,178 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock, with common stock equivalent voting rights of 200:1, issued and outstanding as of July 1, 2018. Holders of the Series A Preferred Stock are entitled to vote on all matters submitted to the Company’s stockholders.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

On October 16, 2019, the Registrant appointed Assurance Dimensions as its principal independent accountant. Prior to the appointment of Assurance Dimensions, Soles, Heyn, & Company, LLP acted as the Company’s principal independent accountant. The aggregate fees of our principal independent accountants for professional services rendered for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q for the year ended April 30, 2019 and 2018, totaled $16,000 and $26,000, respectively.

Audit- Related Fees

The Company did not pay any audit-related fees for the year ended April 30, 2019 and 2018 which are not disclosed in “Audit Fees” above.

Tax Fees

There were no tax fees billed by our principal independent accountants for tax compliance for the year ended April 30, 2019 and 2018.

All Other Fees

There were no other fees billed for services other than those described above for the years ended April 30, 2019 and 2018.

Audit Committee Pre--Approval Policies

Our sole Director reviewed the audit and non--audit services rendered by Assurance Dimensions during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non--audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of April 30, 2019 and 2018
•	Statements of Operations for the years ended April 30, 2019 and 2018
•	Statements of Stockholders’ Deficit for the years ended April 30, 2019 and 2018
•	Statements of Cash Flows for the years ended April 30, 2019 and 2018
•	Notes to Financial Statements

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

Force Protection Video Equipment Corp. (Registrant)

July 23, 2020	By:	/s/ Paul Feldman
Paul Feldman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation dated March 11, 2011 (1)
3.2	Amendment to Articles of Incorporation dated March 28, 2011 (1)
3.3	Amendment to Articles of Incorporation dated September 25, 2013 (1)
3.4	Amendment to Articles of Incorporation dated January 30, 2015 (1)
3.5	Amendment to Articles of Incorporation dated December 1, 2015 (1)
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

51

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

-----------

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

