Form 10-K/A
period 2019-04-30
Force Protection Video Equipment Corp.
filed 2020-07-29
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

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

ITEM 9B: OTHER INFORMATION

EXPLANATORY NOTE

We are filing this Amendment No.1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended April 30, 2019, filed with the Securities Exchange Commission on July 24, 2020. The sole purpose of the filing is to correct a scrivener’s error on the Cover Page which inadvertently checked the box that the Registrant is a shell company. The Registrant is a fully operating company and as indicated by previous reports as file with the SEC, the Registrant is not shell.

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Force Protection Video Equipment Corp. (Registrant)

July 28, 2020	By:	/s/ Paul Feldman
Paul Feldman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation dated March 11, 2011 (1)
3.2	Amendment to Articles of Incorporation dated March 28, 2011 (1)
3.3	Amendment to Articles of Incorporation dated September 25, 2013 (1)
3.4	Amendment to Articles of Incorporation dated January 30, 2015 (1)
3.5	Amendment to Articles of Incorporation dated December 1, 2015 (1)
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

