Form 10-Q
period 2019-07-31
Force Protection Video Equipment Corp.
filed 2020-08-24
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2019

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 841,184,289 shares of common stock, par value $0.0001, were outstanding on August 24, 2020.

FORCE PROTECTION VIDEO EQUIPMENT CORP

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Force Protection Video Equipment Corp.

Consolidated Balance Sheets

	July 31, 2019	April 30, 2019
	(Unaudited)
Assets
Current Assets
Cash	$3,284	$397
Accounts receivable	6,276	6,813
Total Current Assets	9,560	7,210

Property and Equipment - net	-	6,274

Other Assets
Operating lease - right of-use-asset - net	-	29,208
Deposits	-	1,650
Total Other Assets	-	30,858

Total Assets	$9,560	$44,342

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$244,298	$263,173
Shareholder advance	14,350	14,650
Deferred software maintenance revenue	-	1,270
Operating lease - right-of-use liability	-	18,033
Loan - net	28,200	17,966
Convertible notes payable - net	439,465	439,465
Total Current Liabilities	726,313	754,557

Long-Term Liabilities
Operating lease - right-of-use liability	-	11,778
Warranty	-	136
Total Long-Term Liabilities	-	11,914

Total Liabilities	726,313	766,471

Commitments and Contingencies (Note 5)

Series A, Redeemable Preferred Stock - Related Party - $0.0001 par value, 20,000,000 shares authorized5,000,000 shares issued and outstanding, respectively	5,000	5,000

Stockholders' Deficit

Common stock, $0.0001 par value, 20,000,000,000 shares authorized841,184,289 shares issued and outstanding, respectively	84,119	84,119
Additional paid-in capital	3,780,562	3,762,039
Accumulated deficit	(4,586,434)	(4,573,287)
Total Stockholders' Deficit	(721,753)	(727,129)

Liabilities and Stockholders' Deficit	$9,560	$44,342

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2019	2018

Revenues	$25,148	$70,222

Cost of revenues	13,420	28,917

Gross profit	11,728	41,305

General and administrative expenses	11,932	88,942

Income (loss) from operations	(204)	(47,637)

Other income (expense) - net
Interest expense	(7,272)	(13,334)
Accretion of debt discount	-	(59,827)
Impairment of property and equipment	(6,274)	-
Gain on lease termination	603	-
Total other income (expense) - net	(12,943)	(73,161)

Net loss	$(13,147)	$(120,798)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	841,184,289	380,188,271

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Changes in Stockholders' Deficit

For the Three Months Ended July 31, 2019 and 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

April 30, 2019	841,184,289	$84,119	$3,762,039	$(4,573,287)	$(727,129)

Forgiveness of accrued payroll - related party	-	-	18,523	-	18,523

Net loss - three months ended July 31, 2019	-	-	-	(13,147)	(13,147)

July 31, 2019	841,184,289	$84,119	$3,780,562	$(4,586,434)	$(721,753)

April 30, 2018	194,415,754	$19,441	$3,598,589	$(4,029,462)	$(411,432)

Shares issued in satisfaction of loan debt and related accrued interest	412,001,868	41,201	58,380	-	99,581

Discount on convertible promissory note due to beneficial conversion feature	-	-	48,729	-	48,729

Net loss - three months ended July 31, 2018	-	-	-	(120,798)	(120,798)

July 31, 2018	606,417,622	$60,642	$3,705,698	$(4,150,260)	$(383,920)

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2019	2018

Operating activities
Net loss	$(13,147)	$(120,798)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Bad debt	343	-
Depreciation and amortization	-	1,370
Recognition of prepaid interest expense	10,234	59,827
Impairment of property and equipment	6,274	-
Gain on ROU lease liability termination	(603)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	194	(15,355)
Inventory	-	6,865
Deposits and other assets	1,650	3,778
Increase (decrease) in
Accounts payable and accrued expenses	(352)	41,869
Deferred software maintenance revenue	(1,270)
Warranty	(136)	(3,642)
Net cash provided by (used in) operating activities	3,187	(26,086)

Financing activities
Proceeds from shareholder advance	-	2,500
Repayments on shareholder advance	(300)	-
Proceeds from loans	-	17,000
Repayments on loans	-	(4,047)
Proceeds from issuance of convertible promissory notes	-	5,500
Net cash provided by (used in) financing activities	(300)	20,953

Net increase (decrease) in cash	2,887	(5,133)

Cash - beginning of period	397	6,320

Cash - end of period	$3,284	$1,187

Supplemental disclosure of cash flow information
Cash paid for interest	$9,909	$2,182
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accrued payroll - related party	$18,523	$-
Termination of ROU lease asset and related liability	$29,208	$-
Stock issued to settle convertible notes payable and related accrued interest	$-	$99,581

The accompanying condensed notes are an integral part of these consolidated financial statements

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Note 1 - Organization and Nature of Operations

Organization

Force Protection Video Equipment Corp., together with its wholly owned subsidiary, Cobraxtreme HD Corp. (collectively, “we”, “us”, “our” or the “Company”), sells video and audio capture devices and accessories to consumers and law enforcement. The Company was incorporated on March 11, 2011, under the laws of the State of Florida. Cobraxtreme HD Corp. was incorporated under the laws of the State of North Carolina on September 19, 2017 and currently is non-operating. On February 2, 2015, the Company changed its name to Force Protection Video Equipment Corp.

The Company’s fiscal year end is April 30.

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions to Article 8-03 of Regulation S-X.

Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements.

These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended April 30, 2019 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on July 24, 2020.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Liquidity and Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended July 31, 2019, the Company had:

•	Net loss from operations of $13,147; and
•	Positive net cash provided by operations was $3,187

Additionally, at July 31, 2019, the Company had:

•	Accumulated deficit of $4,586,434,
•	Stockholders’ deficit of $721,753; and
•	Working capital deficit of $716,753

The Company is currently in default on certain convertible debt instruments. In September and October 2019, the Company reached an agreement to settle certain of its in-default convertible notes, loans, and related accrued interest (See Note 10 for additional changes to the Company’s convertible notes and term note). Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending July 31, 2019, and our current capital structure including equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of July 31, 2019, will not be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through the first quarter of fiscal year end 2021. Accordingly, we will require additional capital to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

At July 31, 2019, the Company had $3,284 in cash. If we do not raise sufficient capital in a timely manner, among other things, we may be forced scale back our operations or cease operations all together.

During the first quarter of fiscal year 2020, the Company was not able to raise any gross proceeds in debt or equity based capital investments. The Company’s capital-raising efforts are ongoing, and the Company has undertaken the following to reduce its burn rate: an ongoing review and reduction of monthly operating expenses. If sufficient capital cannot be raised during fiscal year 2020, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations to the extent practicable.

Because COVID-19 infections have been reported throughout the United States, certain federal, state, and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition, and results of operations.

The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time. In light of the COVID-19 pandemic, the Company has taken proactive steps to manage its costs and discretionary spending.

These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with US GAAP and include the accounts of the Company and its wholly owned subsidiary, Cobraxtreme HD Corp. All intercompany transactions and balances have been eliminated.

Business Segments

The Company uses the “management approach” to identify its reportable segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. Using the management approach, the Company determined that it has one operating segment due to business similarities and similar economic characteristics.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the three months ended July 31, 2019 include estimated useful life and related impairment of property and equipment, valuation of operating lease right-of-use (“ROU”) assets and liabilities and the related lease termination and estimates of current and deferred income taxes and deferred tax valuation allowance.

Fair Value of Financial Instruments

The accounting standard for fair value measurements provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

•	Level 1 —Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At July 31, 2019 and April 30, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Concentrations of Risk

During the three months ended July 31, 2019 and 2018, the following customers accounted for greater than 10% of sales as follows:

	Three Months Ended
Customer	July 31, 2019	July 31, 2018
A	26%	-
B	11%	-
Total	37%	-

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

During the three months ended July 31, 2019 and 2018, inventory purchases were made with suppliers accounting for greater than 10% of total purchases as follows:

	Three Months Ended
Supplier	July 31, 2019	July 31, 2018
A	-	25%
B	-	17%
C	-	12%
D	-	10%
Total	-	64%

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At July 31, 2019 and April 30, 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels and the Company has not experienced any losses in such accounts through July 31, 2019 and April 30, 2019, respectively.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Allowance for doubtful accounts was $0 and $0 at July 31, 2019 and April 30, 2019, respectively.

Inventory

The Company’s inventory is comprised of finished goods and primarily includes cameras and recording equipment. The Company’s inventory is stated at the lower of cost or market and expensed to cost of revenues upon sale using the average-cost method. The Company also makes prepayments against the future delivery of inventory classified as prepaid inventory.

Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets ranging from three to seven years.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment.

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding office lease. All related property and equipment at that time was determined to be impaired. The Company recorded impairment losses of property and equipment of $6,274 and $0 for the three months ended July 31, 2019 and 2018, respectively. See Notes 3 and 5.

Right of Use Assets and Lease Obligations

The Right of Use (“ROU”) Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the Company’s operations remains strong. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding office lease. The Company had an ROU asset of $29,208 and a lease liability of $29,811 at the date of termination, resulting in a gain on lease termination of $603. See Note 5.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), ”Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The Company uses a Black-Scholes option pricing model to determine fair value.

Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment recognized in the Company’s consolidated statements of operations

The Company has adopted ASU 2017-11, “Earnings per share (Topic 260)”, provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. If a down round feature on the conversion option embedded in the note is triggered, the Company will evaluate whether a beneficial conversion feature exists, the Company will record the amount as a debt discount and will amortize it over the remaining term of the debt.

If the down round feature in the warrants that are classified as equity is triggered, the Company will recognize the effect of the down round as a deemed dividend, which will reduce the income available to common stockholders.

At July 31, 2019 and April 2019, the Company did not have any derivative liabilities.

Stock Warrant Liability

The Company accounts for certain stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants issued by the Company are estimated using a Black-Scholes option pricing model, at each measurement date.

At July 31, 2019 and April 2019, the Company did not have any warrant liabilities.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Debt Discounts (Derivative Liabilities)

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes (ASC 815) in accordance with ASC 470-20, Debt with Conversion and Other Options. These costs are classified as a component of debt discount on the consolidated balance sheets as a direct deduction from the debt liability. The Company amortizes these costs over the term of the related debt agreement as interest expense (accretion) - debt discount, in the consolidated statements of operations.

At July 31, 2019 and April 2019, the Company did not have any debt discounts recorded in connection with any derivative or stock warrant liabilities.

Beneficial Conversion Features and Debt Discounts

For instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470-20 to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock (whereby the conversion price is lower than the fair market value) into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount is recorded as a debt discount and amortized over the life of the debt. ASC 470-20 further limits this debt discount amount to the proceeds allocated to the convertible instrument.

Revenue Recognition

Our revenue is generated from the sale of products consisting primarily of video and audio capture devices and accessories. Payment or invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. Revenue is recorded net of discounts and promotions and is disaggregated based on significant product lines. See Note 7 for segments and geographic data.

ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. Application of ASC Topic 606 requires us to use more judgment and make more estimates than under former guidance. Application of ASC Topic 606 requires a five-step model applicable to all product offerings revenue streams as follows:

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Identification of the contract, or contracts, with a customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit or financial information pertaining to the customer.

Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.

When a contract includes multiple promised goods or services, we apply judgment to determine whether the promised goods or services are capable of being distinct and are distinct within the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

Determination of the transaction price

The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods or services to our customer. We estimate any variable consideration included in the transaction price using the expected value method that requires the use of significant estimates for discounts, cancellation periods, refunds and returns. Variable consideration is described in detail below.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative Stand-Alone Selling Price (“SSP,”) basis. We determine SSP based on the price at which the performance obligation would be sold separately. If the SSP is not observable, we estimate the SSP based on available information, including market conditions and any applicable internally approved pricing guidelines.

Recognition of revenue when, or as, we satisfy a performance obligation

We recognize revenue at the point in time that the related performance obligation is satisfied by transferring the promised goods or services to our customer.

Principal versus Agent Considerations

When another party is involved in providing goods or services to our customer, we apply the principal versus agent guidance in ASC Topic 606 to determine if we are the principal or an agent to the transaction. When we control the specified goods or services before they are transferred to our customer, we report revenue gross, as principal. If we do not control the goods or services before they are transferred to our customer, revenue is reported net of the fees paid to the other party, as agent.

Our evaluation to determine if we control the goods or services within ASC Topic 606 includes the following indicators:

We are primarily responsible for fulfilling the promise to provide the specified good or service

When we are primarily responsible for providing the goods and services, such as when the other party is acting on our behalf, we have indication that we are the principal to the transaction. We consider if we may terminate our relationship with the other party at any time without penalty or without permission from our customer.

We have risk before the specified good or service have been transferred to a customer or after transfer of control to the customer.

We may commit to obtaining the services of another party with or without an existing contract with our customer. In these situations, we have risk of loss as principal for any amount due to the other party regardless of the amount(s) we earn as revenue from our customer.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

The entity has discretion in establishing the price for the specified good or service

We have discretion in establishing the price our customer pays for the specified goods or services.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, including payments that are refundable if the customer cancels the contract according to the contract terms. Contract liabilities have been historically low and are generally recorded as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. We have no Long-term contract liabilities which would represent the amount of payments received in excess of revenue earned, including those that are refundable, when the time to fulfill the performance obligation is greater than one year.

Practical Expedients and Exemptions:

We have elected certain practical expedients and policy elections as permitted under ASC Topic 606 as follows:

•	We applied the transitional guidance to contracts that were not complete at the date of our initial application of ASC Topic 606 on January 1, 2018.

•

We adopted the practical expedient related to not adjusting the promised amount of consideration for the effects of a significant financing component if the period between transfer of product and customer payment is expected to be less than one year at the time of contract inception;

•	We made the accounting policy election to not assess promised goods or services as performance obligations if they are immaterial in the context of the contract with the customer;

•	We made the accounting policy election to exclude any sales and similar taxes from the transaction price; and

•	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Cost of Revenues

Cost of revenues represents costs directly related to the production, manufacturing and freight-in of the Company’s product inventory purchased from third-party manufacturers.

Income Taxes

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 ”Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of July 31, 2019, and April 30, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded for the three months ended July 31, 2019 and 2018.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

The Company recognized $2,972 and $2,807 in marketing and advertising costs during the three months ended July 31, 2019 and 2018, respectively, and are included as a component of general and administrative expenses on the consolidated statements of operations.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

•	Exercise price,
•	Expected dividends,
•	Expected volatility,
•	Risk-free interest rate,
•	Expected life of option; and
•	Expected forfeiture rate

There were no stock option grants during the three months ended July 31, 2019 and 2018, respectively. Additionally, there were no stock options issued, outstanding or exercisable as of July 31, 2019 and April 30, 2019, respectively.

Common stock awards

The Company may grant common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded in accordance with ASU 2018-07 (June 2018) on the consolidated statement of operations in the same manner and charged to the same account as if such settlements had been made in cash.

There were no stock awards granted during the three months ended July 31, 2019 and 2018, respectively.

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

There were no warrants grants during the three months ended July 31, 2019 and 2018, respectively. Additionally, there were no warrants issued, outstanding or exercisable as of July 31, 2019 and April 30, 2019, respectively.

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future.

The following potentially dilutive equity securities outstanding as of July 31, 2019 and 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	July 31, 2019	July 31, 2018

Convertible notes (P&I)	20,632,801,111	3,820,094,155

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Recently Issued Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASUs to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. Described below are ASUs that are not yet effective, but may be applicable to our financial position, results of operations, cash flows, or presentation thereof. ASUs not listed below were assessed and determined to not be applicable to our financial position, results of operations, cash flows, or presentation thereof.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (with amendments issued in 2018), which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance also requires lessees to recognize a ROU asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018. We adopted ASU 2016-02 on January 1, 2019 using the modified retrospective optional transition method. Thus, the standard was applied starting January 1, 2019 and prior periods were not restated.

We applied the package of practical expedients permitted under the transition guidance. As a result, we did not reassess the identification, classification and initial direct costs of leases commencing before the effective date. We also applied the practical expedient to not separate lease and non-lease components to all new leases as well as leases commencing before the effective date. See Note 5.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” This guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal periods beginning after December 31, 2019. Early adoption is permitted. We adopted ASU 2017-04 and it did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Non-employee Share-Based Payment Accounting.” This guidance expands the scope of Topic 718 “Compensation - Stock Compensation” to include share-based payment transactions for acquiring goods and services from non-employees, but excludes awards granted in conjunction with selling goods or services to a customer as part of a contract accounted for under ASC 606, “Revenue from Contracts with Customers.” The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The Company adopted ASU 2018-13 during the quarter ended January 31, 2020 and its adoption did not have any material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which amends ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and requires the capitalized implementation costs to be expensed over the term of the hosting arrangement. The accounting for the service element of a hosting arrangement that is a service contract is not affected. ASU 2018-15 is effective for fiscal periods beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-15, effective January 1, 2019, did not have a material impact on our consolidated financial statements.

Recent Accounting Updates Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This guidance updates existing guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	July 31, 2019	April 30, 2019	Lives (Years)

Furniture and fixtures	$-	$9,656	5 - 7
Computers and office equipment	-	4,226	3 - 5
Leasehold improvements	-	1,775	Life of lease
	-	15,657
Accumulated depreciation	-	(9,383)
Total propery and equipment - net	$-	$6,274

Depreciation expense for the three months ended July 31, 2019 and 2018 was $0 and $1,370, respectively. On May 1, 2019, the Company recorded an impairment loss of $6,274. See Note 5 regarding related ROU lease liability termination.

Note 4 – Debt

Convertible Notes Payable

The Company has issued numerous convertible promissory notes. In certain cases, these notes contained conversion features that require a discount to the market price based upon a formula using the Company’s stock prices. The Company has determined that each convertible promissory note conversion feature is indexed to the Company’s stock, which is an input to a fair value measurement of a fixed-for-fixed option on equity shares. Thus, the conversion feature of the notes meets the scope exception under FASB Accounting Standards Codification (“ASC”) 815-40-15-7 and treatment under ASC 470-20 – “Debt with Conversion and Other Options” is appropriate.

As of July 31, 2019, and April 2019, all of the Company’s outstanding convertible promissory notes and related accrued interest were in default.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

The following represents a summary of the Company’s lenders, key terms of the debt and outstanding balances at July 31, 2019 and April 30, 2019, respectively.

Lenders

RDW Capital, LLC (“RDW”) - Convertible Notes (6 Notes)

Term of Convertible Notes	Approximately 6 months
Maturity Dates	September 10, 2016 – October 31, 2018
Interest Rate	8%
Default Interest Rate	24%
Collateral	Unsecured
Conversion Discount	60% of the lowest trading price twenty (20) days immediately preceding conversion
Conversion Restriction	Ownership cannot exceed 4.99%
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	150%
Common Share Reserve	Three (3) times the possible shares needed upon conversion

Effective May 1, 2019, the lender amended the conversion price for all outstanding notes to a fixed price of $0.0003. As a result of this amendment, the Company determined that the present value of the cash flows of the outstanding debt were similar (less than 10%) to the present value of the cash flows of the new debt.

The Company had no debt issuance costs left to amortize from the prior outstanding, in-default notes. Additionally, in connection with the change in conversion price, there were no fees paid to the lender or other third parties. The change in terms (conversion price fixed at $0.0003) resulted in a debt modification, accordingly, there is no effect for financial reporting.

Additionally, on May 1, 2019, the lender amended all of their 8% convertible promissory notes previously outstanding as well as those issued after May 1, 2019 to suspend the default provision, which would allow for a default penalty of 150% on the outstanding principal and accrued interest at the time of default. The lender has provided for similar relief to its 5%, non-convertible note, issued on October 11, 2019 (See Note 10). The lender has reserved the right to reinstate the default provision at their discretion.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Power Up Lending Group Ltd. (“Power Up”) - Convertible Notes (3 Notes)

Term of Convertible Notes	Approximately 9 months
Maturity Dates	November 16, 2017 – December 15, 2018
Interest Rate	12%
Default Interest Rate	22%
Collateral	Unsecured
Conversion Discount	61% of the average of the lowest two (2) trading prices twenty (20) days immediately preceding conversion
Conversion Restriction #1	Ownership cannot exceed 4.99%
Conversion Restriction #2	Not convertible until 180 days after issuance of convertible note
Prepayment Penalty (P&I)	115% - 140% (within 1st 180 days of note being outstanding)
Default Penalty (P&I)	150%
Common Share Reserve	N/A

Adar Bays, LLC (“Adar”) - Convertible Note (1 Note)

Term of Convertible Notes	Approximately 12 months
Maturity Dates	March 5, 2018 – March 5, 2019
Interest Rate	8%
Default Interest Rate	24%
Collateral	Unsecured
Conversion Discount	60% of the lowest trading price twenty (20) days immediately preceding conversion
Conversion Restriction	Not convertible until 180 days after issuance of convertible note
Prepayment Penalty (P&I)	N/A
Default Penalty (P&I)	N/A
Common Share Reserve	Three (3) times the possible shares needed upon conversion

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

The following is a summary of the Company’s convertible notes and related accrued interest (included as a component of accounts payable and accrued expenses) at July 31, 2019:

	Convertible Notes Payable
	Amounts	In-Default
Balance - April 30, 2018	$480,623	$210,000
Proceeds	5,500
Default Penalties	63,788
Conversions	(110,446)
Balance - April 30, 2019	439,465	439,465
No activity in Quarter 1	-
Balance - July 31, 2019	$439,465	$439,465

	Accrued Interest Payable
	Amounts	In-Default
Balance - April 30, 2018	$62,281	$62,281
Interest Expense	103,992
Conversions	(16,637)
Balance - April 30, 2019	149,636	149,636
Interest Expense - Net	(2,637)
Balance - July 31, 2019	$146,999	$146,999

Convertible Note Settlements

(A) Power Up Lending Group Ltd.

On October 8, 2019, the Company executed a settlement agreement for $60,000. All outstanding notes and accrued interest totaling $129,938 were paid in three installments:

1.	October 11, 2019 for $30,000,
2.	October 24, 2019 for $15,000; and
3.	November 19, 2019 for $15,000

The Company will recognize a gain on debt settlement (principal and interest) of $69,938.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(B)  Adar Bays, LLC

On October 3, 2019, the Company executed a settlement agreement for $74,750. All outstanding notes and accrued interest totaling $65,619 were paid in three installments:

1.	October 11, 2019 for $37,000,
2.	October 24, 2019 for $18,750; and
3.	November 26, 2019 for $18,750

The Company will recognize a loss on debt settlement (principal and interest) of $8,881.

Loan Settlement

On September 4, 2019, the Company executed a settlement agreement with Strategic Funding Source, Inc. for $27,226. The outstanding balance of the loan was $28,200. Payment was made on October 18, 2019.

The Company will recognize a gain on debt settlement (principal and interest) of $974.

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

Right of Use Assets and Liabilities (“ROU”)

In February 2016, the FASB issued ASU No. 2016-02 (“ASC 842”), “Leases”, to require lessees to recognize all leases, with certain exceptions, on the balance sheet, while recognition on the statement of operations will remain similar to current lease accounting. Subsequently, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842”, “Leases”, ASU No. 2018-11, “Targeted Improvements”, ASU No. 2018-20, “Narrow-Scope Improvements for Lessors”, and ASU 2019-01, “Codification Improvements”, to clarify and amend the guidance in ASU No. 2016-02. ASC 842 eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. This standard is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted the provisions of ASC 842 during the fiscal year ended April 30, 2018.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

On November 15, 2017, the Company entered into a lease for office space. The lease expires on November 30, 2020 and includes an option to extend the lease an additional term of three years.

During fiscal year 2018, the Company determined the ROU Asset and lease liability to be $51,063 which compares to the total, undiscounted cash flow payments of the initial three-year term of $61,200. As of April 30, 2018, since the right of use asset and lease liability were the same, no adjustment to retained earnings was required. The company determined that there was no discount rate implicit in the lease. Thus, the Company used its incremental borrowing rate of 12% to discount the lease payments in the determination of the ROU asset and related lease liability.

Rent is $1,650 per month and is increased each anniversary by 3%. The Company paid a $1,650 security deposit. In connection with the lease termination noted below, the $1,650 deposit was recognized as rent expense on May 1, 2019.

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding lease. The following summarizes the lease termination:

Operating lease assets - termination date - May 1, 2019	$29,208
Operating lease liabilities - termination date - May 1, 2019	29,811
Operating lease assets and (liability) - net - termination date - May 1, 2019	(603)
Gain on lease termination	603
Operating lease assets and liability - net - July 31, 2019	$-

We recognized lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying Consolidated Statements of Operations. During the three months ended July 31, 2019 and 2018, operating lease expense was $0 and $5,100, respectively.

NOTE 6 – SERIES A, REDEEMABLE PREFERRED STOCK – RELATED PARTY

As of July 31, 2019, and April 30, 2019, respectively, there were 5,000,000 shares of $0.0001 par value, Series A, Redeemable Preferred Stock outstanding held by the Company’s Chief Executive Officer (“CEO”). The Preferred Stock pays no dividends and has no conversion rights into common stock. Each share of Preferred Stock is entitled to 200 votes per share and is redeemable in whole, but not in part, at the option of the holder for $0.0001 per share. Due to the redemption feature being at the option of the holder, the Company classifies the purchase price in the temporary equity section of the balance sheet.

See Note 10 regarding these 5,000,000 shares serving as collateral for a debt issuance to Red Diamond Partners, LLC (“Red”) on October 11, 2019 for $27,500.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 7 – REVENUES

All of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue by major product line, types of customers, and timing of revenue recognition for the three months ended July 31, 2019 and 2018, respectively:

	July 31, 2019		July 31, 2018

Major Product Lines	Revenue	% of Revenues	Revenue	% of Revenues

Cameras	$15,779	63%	$33,827	48%
Accessories	9,369	37%	30,805	44%
Software	-	-	5,590	8%
Total Net Revenue	$25,148	100%	$70,222	100%

Types of Customers	Revenue	% of Revenues	Revenue	% of Revenues

Federal	$1,760	7%	$4,916	7%
State and Local	22,382	89%	62,498	89%
Non-government	1,006	4%	2,809	4%
	$25,148	100%	$70,222	100%

Timing of Revenue Recognition	Revenue	% of Revenues	Revenue	% of Revenues

Transferred at a point in time	$25,148	100%	$70,222	100%
Transferred over time	-	-	-	-
	$25,148	100%	$70,222	100%

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 8 - STOCKHOLDER’S DEFICIT

July 31, 2019

During the three months ended July 31, 2019, the Company’s CEO forgave accrued payroll of $18,523. Since the forgiveness occurred with a related party, accordingly there can be no gain or loss, this results in a contribution to equity.

July 31, 2018

During the three months ended July 31, 2018, the Company had the following activity:

•

On May 17, 2018, the Company filed its Amended Articles of Incorporation which increased its authorized common stock to 20,000,000,000 shares and its Series A Preferred to 20,000,000 shares, with no changes in par value. The increase in the common stock was made necessary because of the reserves required by the Company’s holders of convertible notes,

•	Issued 412,001,868 shares of common stock in satisfaction of loan debt and related accrued interest, having a fair value of $99,581; and
•	Recorded a debt discount of $48,729 on convertible promissory notes due to a beneficial conversion feature.

NOTE 9 – RELATED PARTY TRANSACTIONS

Shareholder advances (repayments)

From time to time, the Company receives advances from and repays such advances to the Company’s CEO for working capital purposes and to repay indebtedness. The advances are non-interest bearing, unsecured and due on demand.

During the three months ended July 31, 2019, the Company repaid $300, resulting in an outstanding balance of $14,350.

During the quarter ended October 31, 2019, an additional $2,200 was repaid.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 10 - SUBSEQUENT EVENTS

Debt Issuances

Red Diamond Partners, LLC – Convertible Notes (12 Notes)

Issuance Date of Convertible Notes	October 11, 2019 – July 23, 2020
Term of Convertible Notes	Approximately 6 months
Maturity Dates	April 11, 2020 – January 23, 2021
Gross Proceeds	$211,806
Interest Rate	8%
Default Interest Rate	24%
Collateral	Unsecured
Conversion Feature	Fixed at $0.0003
Conversion Restriction	Ownership cannot exceed 4.99%
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	150%
Common Share Reserve	Three (3) times the possible shares needed upon conversion

See Note 4 regarding suspension of 150% default penalty provision.

Red Diamond Partners, LLC – Term Note (1 Note)

Issuance Date of Note	October 11, 2019
Term of Note	Approximately 6 months
Maturity Date	April 11, 2020
Gross Proceeds	$27,500
Interest Rate	5%
Default Interest Rate	24%
Collateral	5,000,000 shares, Series A, Redeemable Preferred Stock – all held by the Company’s CEO
Conversion Feature	None
Conversion Restriction	N/A
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	N/A
Common Share Reserve	N/A

As of August 24, 2020, the term note of $27,500 was in default.

In connection with the default, the lender has not called this debt and is not seeking to foreclose on the collateral and obtain the 5,000,000 shares of Series A, Redeemable, Preferred Stock.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

The following is a summary of the Company’s convertible notes payable and related accrued interest (included as a component of accounts payable and accrued expenses) for the fiscal year end April 30, 2020 and July 31, 2020:

Convertible Notes Payable

	Convertible Notes Payable
	Amounts	In-Default
Balance - April 30, 2018	$480,623	$210,000
Proceeds	5,500
Default Penalties	63,788
Conversions	(110,446)
Balance - April 30, 2019	439,465	439,465
No activity in Quarter 1	-
Balance - July 31, 2019	439,465	439,465
Proceeds	132,856
Repayments	(98,710)
Balance - October 31, 2019	473,611	340,755
Proceeds	42,900
Repayments	(33,750)
Gain on Debt Settlements - Net	(19,200)
Balance - January 31, 2020	463,561	287,805
No activity in Quarter 4	-
Balance - April 30, 2020	463,561	420,661
Proceeds	36,050
Balance - July 31, 2020	$499,611	$491,061

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Accrued Interest Payable

	Accrued Interest Payable
	Amounts	In-Default
Balance - April 30, 2018	$62,281	$62,281
Interest Expense - Net	103,992
Conversions	(16,637)
Balance - April 30, 2019	149,636	149,636
Interest Expense - Net	(2,637)
Balance - July 31, 2019	146,999	146,999
Interest Expense - Net	24,875
Repayments	(2,040)
Balance - October 31, 2019	169,834	169,272
Interest Expense - Net	21,188
Gain on Debt Settlements - Net	(41,857)
Balance - January 31, 2020	149,165	145,013
Interest Expense - Net	21,941
Balance - April 30, 2020	$171,106	$168,935

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our April 30, 2019 Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our estimates of our financial results and our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to several risks, uncertainties, and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Products

Our video and audio capture devices are compact, ergonomic, tamperproof, and designed to capture HD video and/or audio on demand enabling our customers to capture content while engaged in a wide range of activity. We also sell accessories that enhance the functionality and versatility of our products, including mounts, such as the helmet, handlebar, roll bar and tripod mounts, as well as mounts that enable users to wear the camera on their bodies, such as the wrist housing, chest harness and head strap. Other accessories include spare batteries, charging accessories and memory drives. Our products are marketed primarily to law enforcement due to their unique need to capture important events in the course of their duties.

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

Results of Operations

As of July 31, 2019, we had total assets of $9,560 and total liabilities of $726,313. Since our inception to July 31, 2019, we have an accumulated a deficit of $4,586,434. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three Months Ended July 31, 2019, compared to the Three months ended July 31, 2018

Revenue

Revenue is generated from the sale of our video and audio capture devices and related accessories. For the three months ended July 31, 2019 and 2018, sales were $25,148 and $70,222, respectively. Revenues decreased by $45,074 due to lack of expected sales.

Gross profit

Gross profit was $11,728 and $41,305 during the three months ended July 31, 2019 and 2018, respectively. The decrease in gross margin of $29,577 was due to decreased volumes of higher margin products. The Company does not have sufficient cash resources to keep inventory on hand, which prevents the Company from making potential sales. The Company anticipates fluctuations in the mix of its product sales and expects its gross margin to fluctuate due to changes in product mix.

Operating Expenses

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance, and other office related costs. General and administrative costs during the three months ended July 31, 2019 and 2018 were $11,932 and $88,942, respectively. The decrease is primarily due to decreased professional, personnel, and travel costs as business has slumped.

Sales and marketing costs include costs to promote and sell our products. Sales and marketing costs during the three months ended July 31, 2019 and 2018 were $2,972 and $2,807, respectively. The increase of $165 coincides with the Company’s lack of available cash resources to maintain sufficient spending in this area.

Other Income (Expense) - Net

In connection with our convertible promissory notes, during the three months ended July 31, 2019 and 2018, the Company incurred $7,272 and $13,334, respectively, of interest expense and $0 and $59,827, respectively, of debt discount accretion. Interest expense decreased due to lower debt levels and accretion decreased as all notes had been fully accreted as of April 30, 2019. During the three months ended July 31, 2019 and 2018, respectively, the Company recorded an impairment of property and equipment of $6,274 and $0, respectively. This impairment charge related to the ROU lease asset and liability being terminated on May 1, 2019. As a result, the Company also recorded a gain on lease termination of $603.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank. As of July 31, 2019, our current assets totaled $9,560, of which $3,284 was cash on hand. The Company also has accounts receivable of $6,276. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended July 31, 2019, net cash flows provided by (used in) operating activities was $3,187, compared to ($26,086) for the three months ended July 31,2018.

For the three months ended July 31, 2019, net cash flows used in investing activities was $0, compared to $0 for the three months ended July 31,2018.

For the three months ended July 31, 2019, net cash flows provided by (used in) financing activities were $(300) for the repayment of a shareholder advance compared to $20,953 related to proceeds from a shareholder advance of $2,500, proceeds from loans of $17,000, repayments of loans of $4,047, and proceeds from the issuance of convertible promissory notes of $5,500 for the three months ended July 31, 2018. To date, we have financed our operations primarily through the issuance of convertible notes, term loans and equity.

During the period October 11, 2019 through July 23, 2020, the Company issued to Red Diamond Partners, LLC, unsecured, 8% convertible notes for $211,806 and a 5% note for $27,500 which is secured by all 5,000,000 issued and outstanding shares of Series A, Redeemable Preferred Stock, held by the Company’s Chief Executive Officer. As of the date these financial statements were issued, the Company was in default on approximately $500,000 of multiple convertible promissory notes and $27,500 in a single term loan note. All related accrued interest under these notes approximating $170,000 is also in default.

The note for $27,500, has not been called for payment and to date no action has been taken seeking the underlying collateral of 5,000,000 shares of Series A, Redeemable, Preferred Stock. Should the lender seek the collateral, this would result in a change of control of the Company due to the voting control currently held by the Company’s Chief Executive Officer.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our condensed consolidated results of operations and financial position.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 31, 2019, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

PART II- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our Common Stock, in which an adverse decision could have a material adverse effect.

ITEM 1A: RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended April 30, 2019. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2019 other than the following:

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business could be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments could cause disruption to our operations and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions which could adversely affect our business, operations and customer relationships. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended July 31, 2019 that were not previously reported in a Current Report on Form 8-K except as listed below. Except where noted, all of the securities discussed in this Part II, Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the three months ended July 31, 2019, the Company issued no shares of common stock.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

At July 31, 2019, the Company was in default on certain convertible notes totaling $439,465 and related accrued interest of $146,999.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION

A.

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding lease. The Company had an outstanding ROU lease liability of $29,811 at the date of termination resulting in a gain on lease termination of $603.

B.

Effective May 1, 2019, RDW Capital, LLC and Red Diamond Partners, LLC (“the lenders”) amended the conversion price for all outstanding notes to a fixed price of $0.0003. As a result of this amendment, the Company determined that the present value of the cash flows of the outstanding debt were similar (less than 10%) to the present value of the cash flows of the new debt.

The Company had no debt issuance costs left to amortize from the prior outstanding, in-default notes. Additionally, in connection with the change in conversion price, there were no fees paid to the lender or other third parties. The change in terms (conversion price fixed at $0.0003) resulted in a debt modification, accordingly, there is no effect for financial reporting.

Additionally, on May 1, 2019, the lenders amended all of their 8% convertible promissory notes previously outstanding as well as those issued after May 1, 2019 to suspend the default provision which would allow for a default penalty of 150% on the outstanding principal and accrued interest at the time of default and upon the lender accelerating the amounts due. The notes, while in default, have not been accelerated for payment. The lender has reserved the right to reinstate the default provision at their discretion.

Finally, on May 1, 2019, the lender has an outstanding, in default, 5% term note for $27,500. The lender has not called this debt and is not seeking to foreclose on the collateral and obtain the 5,000,000 shares of Series A, Redeemable, Preferred Stock.

C.	Convertible Note Settlements

(1) Power Up Lending Group Ltd.

On October 8, 2019, the Company executed a settlement agreement for $60,000. All outstanding notes and accrued interest totaling $129,938 were paid in three installments:

(i) October 11, 2019 for $30,000,

(ii) October 24, 2019 for $15,000; and

(iii) November 19, 2019 for $15,000

For the fiscal year end April 30, 2020, the Company recognized a gain on debt settlement (principal and interest) of $69,938.

(2) Adar Bays, LLC

On October 3, 2019, the Company executed a settlement agreement for $74,750. All outstanding notes and accrued interest totaling $65,619 were paid in three installments:

(i) October 11, 2019 for $37,000,

(ii) October 24, 2019 for $18,750; and

(iii) November 26, 2019 for $18,750

For the fiscal year end April 30, 2020, the Company recognized a loss on debt settlement (principal and interest) of $8,881.

Gain on debt settlement – net, related to convertible notes and related accrued interest for the fiscal year end April 30, 2020 was $61,057.

(3) Loan - Other

On September 4, 2019, the Company executed a settlement agreement with Strategic Funding Source, Inc. for $27,227. The outstanding balance of the loan was $28,200. Payment was made on October 18, 2019.

For the fiscal year end April 30, 2020, the Company recognized a gain on debt settlement (principal and interest) of $974.

Total gain on debt settlements – net, related to convertible notes and related accrued interest and the loan above for the fiscal year end April 30, 2020 was $62,031, of which $974 was recognized during the six months ended October 31, 2019.

D.

During the three months ended July 31, 2019, the Company’s CEO forgave accrued payroll of $18,523. Since the forgiveness occurred with a related party, accordingly there can be no gain or loss, this results in a charge to equity.

From time to time, the Company receives advances from and repays such advances to the Company’s CEO for working capital purposes and to repay indebtedness. The advances are non-interest bearing, unsecured and due on demand.

During the three months ended July 31, 2019, the Company repaid $300, resulting in an outstanding balance of $14,350.

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

3.8	Bylaws(1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split(8)
3.10	Amendment to Articles of Incorporation effective December 8, 2017 to increase the authorized common stock outstanding to 2,000,000,000 and increase Series A Preferred stock to 15,000,000(12)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC(1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC(1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC(1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC(1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC(1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC(2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC(5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC(1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC(3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC(4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC(4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC(5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC(4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC(6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC(6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC(7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC(7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC(7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC(9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC(8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC(8)
10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC(9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC(9)
10.24	Securities Purchase Agreement dated August 8, 2017 with RDW Capital, LLC(10)
10.25	Convertible Promissory Note dated August 7, 2017 held by RDW Capital, LLC(10)

10.26	Securities Purchase Agreement dated October 20, 2017 with Power Up Lending Group, Ltd.(11)
10.27	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd.(11)
10.29	Employment Agreement Paul Feldman(1)
10.30	Shenzen AE Technology Purchase Order(1)
10.31	Agreement with Carter, Terry & Company(1)
10.32	Convertible Promissory Note dated November 16, 2017 with Power Up Lending Group, Ltd.(13)
10.33	Convertible Promissory Note dated January 5, 2018 with Power Up Lending Group, Ltd.(13)
10.34	Form of Adar Securities purchase Agreement dated March 5, 2018 with Adar bays , LLC(14)
10.35	Form of Convertible Promissory Note dated March 5, 2018 with Adar bays, LLC(14)
10.36	Form of Back end Note 1 dated March 5, 2018 with Adar bays, LLC(14)
10.37	Form of Back end Note 2 dated March 5, 2018 with Adar bays, LLC(14)
10.38	Form of Collateralized Secured Promissory Note 1 dated March 5, 2018 with Adar bays, LLC(14)
10.39	Form of Collateralized Secured Promissory Note 2 dated March 5, 2018 with Adar bays, LLC(14)
10.40	Securities Purchase Agreement dated March 5, 2018 with Power Up Lending Group, Ltd.(15)
10.41	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd.(15)
10.42*	ACH Total Receipts Agreement dated June 8, 2018 with Reliant Funding
10.43*	Loan Agreement dated September 25, 2018 with Strategic Funding Source, Inc.
10.44	Promissory Note dated October 11, 2019 with Red Diamond, LLC
10.45	Promissory Note dated October 11, 2019 with Red Diamond, LLC
10.46	Promissory Note dated October 11, 2019 with Red Diamond, LLC
10.47	Promissory Note dated October 24, 2019 with Red Diamond, LLC
10.48	Promissory Note dated November 19, 2019 with Red Diamond, LLC
10.49	Promissory Note dated November 26, 2019 with Red Diamond, LLC
10.50	Promissory Note dated December 24, 2019 with Red Diamond, LLC
10.51	Promissory Note dated January 14, 2020 with Red Diamond, LLC
10.52	Promissory Note dated June 18, 2020 with Red Diamond, LLC
10.53	Promissory Note dated July 13, 2020 with Red Diamond, LLC
10.54	Promissory Note dated July 16, 2020 with Red Diamond, LLC
10.55	Promissory Note dated July 23, 2020 with Red Diamond, LLC
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

________

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

Force Protection Video Equipment Corp.
(Registrant)

August 24, 2020	By:	/s/ Paul Feldman
Paul Feldman Chief Executive Officer, Chief Financial Officer and Director

