Form 10-Q
period 2019-10-31
Force Protection Video Equipment Corp.
filed 2020-08-24
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2019

Commission file no.: 000-55519

Force Protection Video Equipment Corp.
(Name of Small Business Issuer in its Charter)

Florida	45-1443512
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Olive Chapel Road, Suite 248 Apex, NC	27502
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (919) 780-7897

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

FORCE PROTECTION VIDEO EQUIPMENT CORP

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Force Protection Video Equipment Corp.

Consolidated Balance Sheets

	October 31, 2019	April 30, 2019
	(Unaudited)

Assets

Current Assets
Cash	$3,166	$397
Accounts receivable	2,482	6,813
Total Current Assets	5,648	7,210

Property and Equipment - net	-	6,274

Other Assets
Operating lease - right of-use asset - net	-	29,208
Deposits	-	1,650
Total Other Assets	-	30,858

Total Assets	$5,648	$44,342

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$232,796	$263,173
Shareholder advance	12,150	14,650
Deferred software maintenance revenue	-	1,270
Operating lease - right-of-use liability	-	18,033
Loan - net	-	17,966
Note payable	27,500	-
Convertible notes payable - net	473,611	439,465
Total Current Liabilities	746,057	754,557

Long-Term Liabilities
Operating lease - right of-use liability	-	11,778
Warranty	-	136
Total Long-Term Liabilities	-	11,914

Total Liabilities	746,057	766,471

Commitments and Contingencies (Note 5)

Series A, Redeemable Preferred Stock - Related Party - $0.0001 par value, 20,000,000 shares authorized 5,000,000 shares issued and outstanding, respectively	5,000	5,000

Stockholders' Deficit

Common stock, $0.0001 par value, 20,000,000,000 shares authorized 841,184,289 shares issued and outstanding, respectively	84,119	84,119
Additional paid-in capital	3,780,562	3,762,039
Accumulated deficit	(4,610,090)	(4,573,287)
Total Stockholders' Deficit	(745,409)	(727,129)

Liabilities and Stockholders' Deficit	$5,648	$44,342

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2019	2018	2019	2018

Revenues	$9,895	$45,130	$35,043	$115,352

Cost of revenues	2,509	136,067	15,929	164,984

Gross profit (loss)	7,386	(90,937)	19,114	(49,632)

General and administrative expenses	6,913	74,473	18,845	163,415

Income (loss) from operations	473	(165,410)	269	(213,047)

Other income (expense) - net
Interest expense	(25,103)	(23,406)	(32,375)	(36,740)
Accretion of debt discount	-	(53,595)	-	(113,422)
Impairment of property and equipment	-	-	(6,274)	-
Gain on debt settlement	974	-	974	-
Gain on lease termination	-	-	603	-
Total other income (expense) - net	(24,129)	(77,001)	(37,072)	(150,162)

Net loss	$(23,656)	$(242,411)	$(36,803)	$(363,209)

Income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	841,184,289	732,860,564	841,184,289	563,638,135

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Six Months Ended October 31, 2019 and 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

April 30, 2019	841,184,289	$84,119	$3,762,039	$(4,573,287)	$(727,129)

Forgiveness of accrued payroll - related party	-	-	18,523	-	18,523

Net loss - three months ended July 31, 2019	-	-	-	(13,147)	(13,147)

July 31, 2019	841,184,289	84,119	3,780,562	(4,586,434)	(721,753)

Net loss - three months ended October 31, 2019	-	-	-	(23,656)	(23,656)

October 31, 2019	841,184,289	$84,119	$3,780,562	$(4,610,090)	$(745,409)

April 30, 2018	194,415,754	$19,441	$3,598,589	$(4,029,462)	$(411,432)

Shares issued in satisfaction of loan debt and related accrued interest	412,001,868	41,201	58,380	-	99,581

Discount on convertible promissory note due to beneficial conversion feature	-	-	48,729	-	48,729

Net loss - three months ended July 31, 2018	-	-	-	(120,798)	(120,798)

July 31, 2018	606,417,622	60,642	3,705,698	(4,150,260)	(383,920)

Shares issued in satisfaction of loan debt and related accrued interest	158,450,000	15,845	(4,715)	-	11,130

Discount on convertible promissory note due to beneficial conversion feature	-	-	43,469	-	43,469

Net loss - three months ended October 31, 2018	-	-	-	(242,411)	(242,411)

October 31, 2018	764,867,622	$76,487	$3,744,452	$(4,392,671)	$(571,732)

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended October 31,
	2019	2018

Operating activities
Net loss	$(36,803)	$(363,209)
Adjustments to reconcile net loss to net cash used in operations
Bad debt	343	-
Depreciation and amortization	-	3,127
Accretion of debt discount and beneficial conversion feature	-	113,422
Recognition of prepaid interest expense	10,234	-
Impairment of inventory	-	112,736
Impairment of property and equipment	6,274	-
Gain on ROU lease liability termination	(603)	-
Gain on debt settlements - net	(974)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	3,988	6,123
Inventory	-	13,951
Operating lease right-of-use asset	-	7,630
Deposits and other assets	1,650	-
Increase (decrease) in
Accounts payable and accrued expenses	(11,854)	76,769
Deferred software maintenance revenue	(1,270)	-
Operating lease right-of-use liability	-	(7,330)
Warranty	(136)	-
Net cash used in operating activities	(29,151)	(36,781)

Financing activities
Proceeds from shareholder advance	-	6,000
Repayments on shareholder advance	(2,500)	-
Proceeds from note	27,500	-
Proceeds from loans	-	38,340
Repayments on loans	(27,226)	(13,868)
Proceeds from issuance of convertible promissory notes	132,856	5,500
Repayments on convertible promissory notes	(98,710)	-
Net cash provided by financing activities	31,920	35,972

Net increase (decrease) in cash	2,769	(809)

Cash - beginning of period	397	6,320

Cash - end of period	$3,166	$5,511

Supplemental disclosure of cash flow information
Cash paid for interest	$12,177	$1,060
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accrued payroll - related party	$18,523	$-
Termination of ROU lease asset and related liability	$29,208	$-
Stock issued to settle convertible notes payable and related accrued interest	$-	$110,710

The accompanying condensed notes are an integral part of these consolidated financial statements

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

Liquidity and Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended October 31, 2019, the Company had:

•	Net loss from operations of $36,803
•	Net cash used in operations was $29,151

Additionally, at October 31, 2019, the Company had:

•	Accumulated deficit of $4,610,090,
•	Stockholders’ deficit of $745,409; and
•	Working capital deficit of $740,409

The Company is currently in default on certain convertible debt instruments. In September and October 2019, the Company reached an agreement to settle certain of its in-default convertible notes, loans, and related accrued interest (See Note 4 for additional changes to the Company’s convertible notes and term note). Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending October 31, 2019, and our current capital structure including equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of October 31, 2019, will not be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through the second quarter of fiscal year end 2021. Accordingly, we will require additional capital to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

At October 31, 2019, the Company had $3,166 in cash. If we do not raise sufficient capital in a timely manner, among other things, we may be forced scale back our operations or cease operations all together.

During the six months ended October 31, 2019, the Company was able to raise $160,356 in gross proceeds in convertible promissory notes ($132,856) and a term note ($27,500). The Company’s capital-raising efforts are ongoing, and the Company has undertaken the following to reduce its burn rate: an ongoing review and reduction of monthly operating expenses. If sufficient capital cannot be raised during fiscal year 2020, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations to the extent practicable.

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

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

Significant estimates during the six months ended October 31, 2019 include estimated useful life and related impairment of property and equipment, valuation of operating lease right-of-use (“ROU”) assets and liabilities and the related lease termination and estimates of current and deferred income taxes and deferred tax valuation allowance.

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

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

The Company’s financial instruments, including cash, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At October 31, 2019 and April 30, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

Concentrations of Risk

During the six months ended October 31, 2019 and 2018, the following customers accounted for greater than 10% of sales as follows:

	Six Months Ended
Customer	October 31, 2019	October 31, 2018
A	18%	-
Total	18%	-

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At October 31, 2019 and April 30, 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels and the Company has not experienced any losses in such accounts through October 31, 2019 and April 30, 2019, respectively.

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

Allowance for doubtful accounts was $0 and $0 at October 31, 2019 and April 30, 2019, respectively.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

During the three months ended October 31, 2019 and 2018, the Company wrote down $0 and $0, respectively, of obsolete inventory.

During the six months ended October 31, 2019 and 2018, the Company wrote down $0 and $112,736, respectively, of obsolete inventory.

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

During the three months ended October 31, 2019 and 2018, the Company recorded impairment losses of property and equipment of $0 and $0, respectively.

During the six months ended October 31, 2019 and 2018, the Company recorded impairment losses of property and equipment of $6,274 and $0, respectively. See Notes 3 and 5.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The Company uses a Black-Scholes option pricing model to determine fair value.

Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment recognized in the Company’s consolidated statements of operations

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

At October 31, 2019 and April 2019, the Company did not have any derivative liabilities.

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

At October 31, 2019 and April 2019, the Company did not have any warrant liabilities.

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

At October 31, 2019 and April 2019, the Company did not have any debt discounts recorded in connection with any derivative or stock warrant liabilities.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

Revenue Recognition

Our revenue is generated from the sale of products consisting primarily of video and audio capture devices and accessories.Payment or invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. Revenue is recorded net of discounts and promotions and is disaggregated based on significant product lines. See Note 7 for segments and geographic data.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of October 31, 2019, and April 30, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded for the three and six months ended October 31, 2019 and 2018.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

The Company recognized $804 and $1,703 in marketing and advertising costs during the three months ended October 31, 2019 and 2018, respectively, and are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $3,776 and $7,184 in marketing and advertising costs during the six months ended October 31, 2019 and 2018, respectively, and are included as a component of general and administrative expense in the consolidated statements of operations.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

There were no stock option grants during the three and six months ended October 31, 2019 and 2018, respectively. Additionally, there were no stock options issued, outstanding or exercisable as of October 31, 2019 and April 30, 2019, respectively.

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

There were no stock awards granted during the three and six months ended October 31, 2019 and 2018, respectively.

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

There were no warrants grants during the three and six months ended October 31, 2019 and 2018, respectively. Additionally, there were no warrants issued, outstanding or exercisable as of October 31, 2019 and April 30, 2019, respectively.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

The following potentially dilutive equity securities outstanding as of October 31, 2019 and 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	October 31, 2019	October 31, 2018

Convertible notes (P&I)	6,739,747,705	8,934,509,335

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	October 31, 2019	April 30, 2019	Lives (Years)

Furniture and fixtures	$-	$9,656	5 - 7
Computers and office equipment	-	4,226	3 - 5
Leasehold improvements	-	1,775	Life of lease
	-	15,657
Accumulated depreciation	-	(9,383)
Total property and equipment - net	$-	$6,274

Depreciation expense for the three months ended October 31, 2019 and 2018 was $0 and $1,757, respectively.

Depreciation expense for the six months ended October 31, 2019 and 2018 was $0 and $3,127, respectively.

On May 1, 2019, the Company recorded an impairment loss of $6,274.See Note 5 regarding related ROU lease liability termination.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

The following represents a summary of the Company’s lenders, key terms of the debt and outstanding balances at October 31, 2019 and April 30, 2019, respectively.

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

Effective May 1, 2019, the lender amended the conversion price for all outstanding notes to a fixed price of$0.0003. As a result of this amendment, the Company determined that the present value of the cash flows of the outstanding debt were similar (less than 10%) to the present value of the cash flows of the new debt.

The Company had no debt issuance costs left to amortize from the prior outstanding, in-default notes. Additionally, in connection with the change in conversion price, there were no fees paid to the lender or other third parties.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

The change in terms (conversion price fixed at $0.0003) resulted in a debt modification, accordingly, there is no effect for financial reporting.

Additionally, on May 1, 2019, the lenders amended all of their 8% convertible promissory notes previously outstanding as well as those issued after May 1, 2019 to suspend the default provision which would allow for a default penalty of 150% on the outstanding principal and accrued interest at the time of default and upon the lender accelerating the amounts due.The notes, while in default, have not been accelerated for payment. The lender has reserved the right to reinstate the default provision at their discretion.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

Red Diamond Partners, LLC (“Red”) – Convertible Notes (12 Notes)

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

Red Diamond Partners, LLC (“Red”) – Term Note (1 Note)

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

The lender has not called this debt and is not seeking to foreclose on the collateral and obtain the 5,000,000 shares of Series A, Redeemable, Preferred Stock. See Note 6.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

The following is a summary of the Company’s convertible notes and related accrued interest (included as a component of accounts payable and accrued expenses) at October 31, 2019:

	Convertible Notes Payable
	Amounts	In-Default
Balance - April 30, 2018	$480,623	$210,000
Proceeds	5,500
Default Penalties	63,788
Conversions	(110,446)
Balance - April 30, 2019	439,465	439,465
No activity in Quarter 1	-
Balance - July 31, 2019	439,465	439,465
Proceeds	132,856
Repayments	(98,710)
Balance - October 31, 2019	$473,611	$340,755

	Accrued Interest Payable
	Amounts	In-Default
Balance - April 30, 2018	$62,281	$62,281
Interest Expense - Net	103,992
Conversions	(16,637)
Balance - April 30, 2019	149,636	149,636
Interest Expense - Net	(2,637)
Balance - July 31, 2019	146,999	146,999
Interest Expense - Net	24,875
Repayments	(2,040)
Balance - October 31, 2019	$169,834	$169,272

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

Total gain on debt settlement – net, related to convertible notes and related accrued interest and the loan above for the fiscal year end April 30, 2020 was $62,031, of which $974 was recognized during the six months ended October 31, 2019.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding lease. The following summarizes the lease termination:

Operating lease assets - termination date - May 1, 2019	$29,208
Operating lease liabilities - termination date - May 1, 2019	29,811
Operating lease assets and (liability) - net - termination date - May 1, 2019	(603)
Gain on lease termination	603
Operating lease assets and liability - net - October 31, 2019	$-

We recognized lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying Consolidated Statements of Operations.

During the three months ended October 31, 2019 and 2018, operating lease expense was $0 and $5,100, respectively.

During the six months ended October 31, 2019 and 2018, operating lease expense was $0 and $10,200, respectively.

NOTE 6 – SERIES A, REDEEMABLE PREFERRED STOCK – RELATED PARTY

As of October 31, 2019 and April 30, 2019, respectively, there were 5,000,000 shares of $0.0001 par value, Series A, Redeemable Preferred Stock outstanding held by the Company’s Chief Executive Officer (“CEO”). The Preferred Stock pays no dividends and has no conversion rights into common stock. Each share of Preferred Stock is entitled to 200 votes per share and is redeemable in whole, but not in part, at the option of the holder for $0.0001 per share. Due to the redemption feature being at the option of the holder, the Company classifies the purchase price in the temporary equity section of the balance sheet.

See Note 4 regarding these 5,000,000 shares serving as collateral for a debt issuance to Red Diamond Partners, LLC (“Red”) on October 11, 2019 for $27,500.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

NOTE 7 – REVENUES

All of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue by major product line, types of customers, and timing of revenue recognition for the six months ended October 31, 2019 and 2018, respectively:

	October 31, 2019		October 31, 2018

Major Product Lines	Revenue	% of Revenues	Revenue	% of Revenues

Cameras	$23,112	66%	$51,051	44%
Accessories	11,931	34%	53,241	46%
Software	-	-	11,060	10%
Total Net Revenue	$35,043	100%	$115,352	100%

Types of Customers	Revenue	% of Revenues	Revenue	% of Revenues

Federal	$3,154	9%	$13,842	12%
State and Local	1,051	3%	1,154	1%
Non-government	30,838	88%	100,356	87%
	$35,043	100%	$115,352	100%

Timing of Revenue Recognition	Revenue	% of Revenues	Revenue	% of Revenues

Transferred at a point in time	$35,043	100%	$115,352	100%
Transferred over time	-	-	-	-
	$35,043	100%	$115,352	100%

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

NOTE 8 - STOCKHOLDER’S DEFICIT

October 31, 2019

During the six months ended October 31, 2019, the Company’s CEO forgave accrued payroll of $18,523.Since the forgiveness occurred with a related party, accordingly, there can be no gain or loss, this results in a contribution to equity.

October 31, 2018

During the six months ended October 31, 2018, the Company had the following activity:

•	On May 17, 2018, the Company filed its Amended Articles of Incorporation which increased its authorized common stock to 20,000,000,000 shares and its Series A Preferred to 20,000,000 shares, with no changes in par value. The increase in the common stock was made necessary because of the reserves required by the Company’s holders of convertible notes,
•	Issued 570,451,868 shares of common stock in satisfaction of loan debt and related accrued interest, having a fair value of $110,711; and
•	Recorded a debt discount of $92,198 on convertible promissory notes due to a beneficial conversion feature.

NOTE 9 – RELATED PARTY TRANSACTIONS

Shareholder advances (repayments)

From time to time, the Company receives advances from and repays such advances to the Company’s CEO for working capital purposes and to repay indebtedness. The advances are non-interest bearing, unsecured and due on demand.

October 31, 2019

During the six months ended October 31, 2019, the Company repaid $2,500, resulting in an outstanding balance of $12,150.

October 31, 2018

During the six months ended October 31, 2018, the Company received proceeds of $6,000.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

NOTE 10 - SUBSEQUENT EVENTS

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

CONDENSED NOTES TO UNAUDITED C ONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

ITEM 2.MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

As of October 31, 2019, we had total assets of $5,648 and total liabilities of $746,057. Since our inception to October 31, 2019, we have an accumulated a deficit of $4,610,090. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three and Six Months Ended October 31, 2019, compared to the Three and Six Months ended October 31, 2018

	For the Three Months Ended October 31,
	2019	2018	$ Change	% Change

Revenues	$9,895	$45,130	$(35,235)	-78%	1
Gross profit (loss)	$7,386	$(90,937)	$98,323	-108%	2
General and administrative expenses	$6,913	$74,473	$(67,560)	-91%	3
Total other income (expense) - net	$(24,129)	$(77,001)	$52,872	-69%	4

__________

1	Revenues decreased due to lack of expected sales and a reduction in marketing and advertising.

2

The gross loss in 2018 was related to the impairment of inventory of $112,736. Overall, however, in 2019, there was a decrease in the volume of higher margin products. Additionally, during the three months ended October 31, 2019, the Company stopped carrying inventory, and as a result, only had cost of revenues related to items purchased and immediately sold, thus reflecting a gross profit. The Company does not have sufficient cash resources to keep inventory on hand, which prevents the Company from making potential sales. The Company anticipates fluctuations in the mix of its product sales and expects its gross margin to fluctuate due to changes in product mix.

3

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance, and other office related costs. The decrease is primarily due to decreased professional, personnel, and travel costs as business has slumped. Additionally, sales and marketing costs include costs to promote and sell our products. Sales and marketing costs during the three months ended October 31, 2019 and 2018 were $804 and $1,703, respectively. The decrease of $899 coincides with the Company’s lack of available cash resources.

4

Other income and expense during 2018, primarily consisted of interest expense on the Company's debt as well the accretion of debt discount on various convertible promissory notes. While in 2019, the Company continued to reflect interest on its debt, the Company also recognized a gain on debt settlement of $974 related to the elimination of the Strategic Funding loan. All convertible debt that contained debt discounts had been fully accreted as of April 30, 2019.

	For the Six Months Ended October 31,
	2019	2018	$ Change	% Change

Revenues	$35,043	$115,352	$(80,309)	-70%	5
Gross profit (loss)	$19,114	$(49,632)	$68,746	-139%	6
General and administrative expenses	$18,845	$163,415	$(144,570)	-88%	7
Total other income (expense) - net	$(37,072)	$(150,162)	$113,090	-75%	8

_____________

5	Revenues decreased due to lack of expected sales and a reduction in marketing and advertising.

6

The gross loss in 2018 was related to the impairment of inventory of $112,736.Overall, however, in 2019, there was a decrease in the volume of higher margin products. Additionally, during the six months ended October 31, 2019, the Company stopped carrying inventory, and as a result, only had cost of revenues related to items purchased and immediately sold, thus reflecting a gross profit. The Company does not have sufficient cash resources to keep inventory on hand, which prevents the Company from making potential sales. The Company anticipates fluctuations in the mix of its product sales and expects its gross margin to fluctuate due to changes in product mix.

7

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance, and other office related costs. The decrease is primarily due to decreased professional, personnel, and travel costs as business has slumped. Additionally, sales and marketing costs include costs to promote and sell our products. Sales and marketing costs during the three months ended October 31, 2019 and 2018 were $3,776 and $7,184, respectively. The decrease of $3,408 coincides with the Company’s lack of available cash resources.

8

Other income and expense during 2018, primarily consisted of interest expense on the Company's debt as well the accretion of debt discount on various convertible promissory notes. While in 2019, the Company continued to reflect interest on its debt, the Company also recognized a gain on debt settlement of $974 related to the Strategic Funding loan. All convertible debt that contained debt discounts had been fully accreted as of April 30, 2019. During the six months ended October 31, 2019, the Company recognized a gain on ROU lease liability termination of $603 and a related impairment charge of $6,274 for the property and equipment that was no longer being used for operations.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank. As of October 31, 2019, our current assets totaled $5,648, of which $3,166 was cash on hand. The Company also has accounts receivable of $2,482. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended October 31, 2019, net cash flows used in operating activities was $29,151, which primarily related to recognition of prepaid interest of $10,234, impairment of property and equipment of $6,274 and gain on debt settlement of a loan of $974, compared to net cash used in operating activities of $36,781 for the six months ended October 31, 2018, which primarily consisted of accretion of debt discount of $113,422 and the impairment of inventory of $112,736.

For the six months ended October 31, 2019, net cash flows used in investing activities was $0, compared to $0 for the three months ended October 31,2018.

For the six months ended October 31, 2019, net cash flows provided by financing activities were $31,920 primarily related to proceeds and repayments of debt of $34,420 and the repayment of a related party advance for $2,500, compared to the six months ended October 31, 2018, which reflected net cash provided by financing activities of $35,972, primarily related to proceeds and repayments of debt of $29,972 and proceeds from a shareholder advance of $6,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of October 31, 2019, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the quarter ended October 31, 2019 that were not previously reported in a Current Report on Form 8-K except as listed below. Except where noted, all of the securities discussed in this Part II, Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the three months ended October 31, 2019, the Company issued no shares of common stock.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

At October 31, 2019, the Company was in default on certain convertible notes totaling $340,755 and related accrued interest of $169,272.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION

A.

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding lease. The Company had an outstanding ROU lease liability of $29,811 at the date of termination resulting in a gain on lease termination of $603.

B.

Effective May 1, 2019, RDW Capital, LLC and Red Diamond Partners, LLC (“the lenders”) amended the conversion price for all outstanding notes to a fixed price of$0.0003. As a result of this amendment, the Company determined that the present value of the cash flows of the outstanding debt were similar (less than 10%) to the present value of the cash flows of the new debt.

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

On October 3, 2019, the Company executed a settlement agreement for $74,750. All outstanding notes and accrued interest totaling $65,619 were paid in three installments:

(i)	October 11, 2019 for $37,000,
(ii)	October 24, 2019 for $18,750; and
(iii)	November 26, 2019 for $18,750

For the fiscal year end April 30, 2020, the Company recognized a loss on debt settlement (principal and interest) of $8,881.

Gain on debt settlement – net, related to convertible notes and related accrued interest for the fiscal year end April 30, 2020 was $61,057.

D.	Loan Settlement

On September 4, 2019, the Company executed a settlement agreement with Strategic Funding Source, Inc. for $27,226. The outstanding balance of the loan was $28,200.Payment was made on October 18, 2019.

For the fiscal year end April 30, 2020, the Company recognized a gain on debt settlement (principal and interest) of $974.

Total gain on debt settlements – net, related to convertible notes and related accrued interest and the loan above for the fiscal year end April 30, 2020 was $62,031, of which $974 was recognized during the six months ended October 31, 2019.

E.

During the six months ended October 31, 2019, the Company’s CEO forgave accrued payroll of $18,523.Since the forgiveness occurred with a related party, accordingly there can be no gain or loss, this results in a charge to equity.

From time to time, the Company receives advances from and repays such advances to the Company’s CEO for working capital purposes and to repay indebtedness. The advances are non-interest bearing, unsecured and due on demand.

During the six months ended October 31, 2019, the Company repaid $2,500, resulting in an outstanding balance of $12,150.

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

Amendment to Articles of Incorporation effective September 8, 2016 to increase the authorized common stock outstanding to 750,000,000; par value $0.0001 and increase Series A Preferred stock to 5,000,000;par value $0.0001(7)

3.8	Bylaws(1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split(8)
3.10	Amendment to Articles of Incorporation effective December 8, 2017 to increase the authorized common stock outstanding to 2,000,000,000 and increase Series A Preferred stock to 15,000,000(12)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC(1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC(1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC(1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC(1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC(1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC(2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC(5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC(1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC(3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC(4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC(4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC(5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC(4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC(6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC(6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC(7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC(7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC(7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC(9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC(8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC(8)
10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC(9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC(9)
10.24	Securities Purchase Agreement dated August 8, 2017 with RDW Capital, LLC(10)
10.25	Convertible Promissory Note dated August 7, 2017 held by RDW Capital, LLC(10)

10.26	Securities Purchase Agreement dated October 20, 2017 with Power Up Lending Group, Ltd.(11)
10.27	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd.(11)
10.29	Employment Agreement Paul Feldman(1)
10.30	Shenzen AE Technology Purchase Order(1)
10.31	Agreement with Carter, Terry & Company(1)
10.32	Convertible Promissory Note dated November 16, 2017 with Power Up Lending Group, Ltd.(13)
10.33	Convertible Promissory Note dated January 5, 2018 with Power Up Lending Group, Ltd.(13)
10.34	Form of Adar Securities purchase Agreement dated March 5, 2018 with Adar bays , LLC(14)
10.35	Form of Convertible Promissory Note dated March 5, 2018 with Adar bays, LLC(14)
10.36	Form of Back end Note 1 dated March 5, 2018 with Adar bays, LLC(14)
10.37	Form of Back end Note 2 dated March 5, 2018 with Adar bays, LLC(14)
10.38	Form of Collateralized Secured Promissory Note 1 dated March 5, 2018 with Adar bays, LLC(14)
10.39	Form of Collateralized Secured Promissory Note 2 dated March 5, 2018 with Adar bays, LLC(14)
10.40	Securities Purchase Agreement dated March 5, 2018 with Power Up Lending Group, Ltd.(15)
10.41	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd.(15)
10.42*	ACH Total Receipts Agreement dated June 8, 2018 with Reliant Funding
10.43*	Loan Agreement dated September 25, 2018 with Strategic Funding Source, Inc.
10.44	Promissory Note dated October 11, 2019 with Red Diamond, LLC
10.45	Promissory Note dated October 11, 2019 with Red Diamond, LLC
10.46	Promissory Note dated October 11, 2019 with Red Diamond, LLC
10.47	Promissory Note dated October 24, 2019 with Red Diamond, LLC
10.48	Promissory Note dated November 19, 2019 with Red Diamond, LLC
10.49	Promissory Note dated November 26, 2019 with Red Diamond, LLC
10.50	Promissory Note dated December 24, 2019 with Red Diamond, LLC
10.51	Promissory Note dated January 14, 2020 with Red Diamond, LLC
10.52	Promissory Note dated June 18, 2020 with Red Diamond, LLC
10.53	Promissory Note dated October 13, 2020 with Red Diamond, LLC
10.54	Promissory Note dated October 16, 2020 with Red Diamond, LLC
10.55	Promissory Note dated October 23, 2020 with Red Diamond, LLC
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

_________

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

(9) Incorporated by reference to Form 10-K filed on October 27, 2017.

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

