Form 10-Q
period 2020-01-31
Force Protection Video Equipment Corp.
filed 2020-08-24
CIK 1518720

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2020

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

FORCE PROTECTION VIDEO EQUIPMENT CORP

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Force Protection Video Equipment Corp.

Consolidated Balance Sheets

	January 31, 2020	April 30, 2019
	(Unaudited)

Assets

Current Assets
Cash	$1,273	$397
Accounts receivable	224	6,813
Total Current Assets	1,497	7,210

Property and Equipment - net	-	6,274

Other Assets
Operating lease - right of-use asset - net	-	29,208
Deposits	-	1,650
Total Other Assets	-	30,858

Total Assets	$1,497	$44,342

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$208,009	$263,173
Shareholder advance	12,150	14,650
Deferred software maintenance revenue	-	1,270
Operating lease - right-of-use liability - net	-	18,033
Loan - net	-	17,966
Note payable	27,500	-
Convertible notes payable - net	463,561	439,465
Total Current Liabilities	711,220	754,557

Long-Term Liabilities
Operating lease - right of-use liability - net	-	11,778
Warranty	-	136
Total Long-Term Liabilities	-	11,914

Total Liabilities	711,220	766,471

Commitments and Contingencies (Note 5)

Series A, Redeemable Preferred Stock - Related Party - $0.0001 par value, 20,000,000 shares authorized 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Stockholders' Deficit

Common stock, $0.00001 par value, 20,000,000,000 shares authorized 841,184,289 shares issued and outstanding, respectively	84,119	84,119
Additional paid-in capital	3,780,562	3,762,039
Accumulated deficit	(4,579,404)	(4,573,287)
Total Stockholders' Deficit	(714,723)	(727,129)

Liabilities and Stockholders' Deficit	$1,497	$44,342

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2020	2019	2020	2019

Revenues	$8,451	$38,179	$43,494	$153,530

Cost of revenues	3,546	13,426	19,475	178,411

Gross profit (loss)	4,905	24,753	24,019	(24,881)

General and administrative expenses	13,471	42,323	32,316	205,737

Loss from operations	(8,566)	(17,570)	(8,297)	(230,618)

Other income (expense) - net
Interest expense	(21,805)	(30,271)	(54,180)	(67,011)
Accretion of debt discount	-	(16,069)	-	(129,491)
Impairment of property and equipment	-	-	(6,274)	-
Gain on debt settlements - net	61,057	-	62,031	-
Gain on lease termination	-	-	603	-
Gain on sale of asset	-	588	-	588
Total other income (expense) - net	39,252	(45,752)	2,180	(195,914)

Net income (loss)	$30,686	$(63,322)	$(6,117)	$(426,532)

Income (loss) per share - basic	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares - basic	841,184,289	832,839,249	841,184,289	637,177,485

Income (loss) per share - diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares - diluted	3,943,743,360	8,764,781,984	3,943,743,360	8,569,120,220

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Nine Months Ended January 31, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

April 30, 2019	841,184,289	$84,119	$3,762,039	$(4,573,287)	$(727,129)

Forgiveness of accrued payroll - related party	-	-	18,523	-	18,523

Net loss - three months ended July 31, 2019	-	-	-	(13,147)	(13,147)

July 31, 2019	841,184,289	84,119	3,780,562	(4,586,434)	(721,753)

Net loss - three months ended October 31, 2019	-	-	-	(23,656)	(23,656)

October 31, 2019	841,184,289	84,119	3,780,562	(4,610,090)	(745,409)

Net income - three months ended January 31, 2020	-	-	-	30,686	30,686

January 31, 2020	841,184,289	$84,119	$3,780,562	$(4,579,404)	$(714,723)

April 30, 2018	194,415,754	$19,441	$3,598,589	$(4,029,462)	$(411,432)

Shares issued in satisfaction of loan debt and related accrued interest	412,001,868	41,201	58,380	-	99,581

Discount on convertible promissory note due to beneficial conversion feature	-	-	48,729	-	48,729

Net loss - three months ended July 31, 2018	-	-	-	(120,798)	(120,798)

July 31, 2018	606,417,622	60,642	3,705,698	(4,150,260)	(383,920)

Shares issued in satisfaction of loan debt and related accrued interest	158,450,000	15,845	(4,715)	-	11,130

Discount on convertible promissory note due to beneficial conversion feature	-	-	43,469	-	43,469

Net loss - three months ended October 31, 2018	-	-	-	(242,411)	(242,411)

October 31, 2018	764,867,622	76,487	3,744,452	(4,392,671)	(571,732)

Shares issued in satisfaction of loan debt and related accrued interest	76,316,667	7,632	(3,053)	-	4,579

Discount on convertible promissory note due to beneficial conversion feature	-	-	16,068	-	16,068

Net loss - three months ended January 31, 2019	-	-	-	(63,322)	(63,322)

January 31, 2019	841,184,289	$84,119	$3,757,467	$(4,455,993)	$(614,407)

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended January 31,
	2020	2019

Operating activities
Net loss	$(6,117)	$(426,531)
Adjustments to reconcile net loss to net cash used in operations
Bad debt	343	-
Depreciation and amortization	-	4,111
Accretion of debt discount and beneficial conversion feature	-	120,434
Recognition of prepaid interest expense	10,234	-
Impairment of inventory	-	113,184
Impairment of property and equipment	6,274	-
Gain on ROU lease liability termination	(603)	-
Gain on debt settlements - net	(62,031)	-
Gain on sale of asset	-	588
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	6,246	2,082
Inventory	-	13,426
Deposits and other assets	1,650	11,669
Increase (decrease) in
Accounts payable and accrued expenses	5,216	122,792
Deferred software maintenance revenue	(1,270)	-
Other	-	3,183
Warranty	(136)	-
Net cash used in operating activities	(40,194)	(35,062)

Financing activities
Proceeds from shareholder advance	-	7,000
Repayments on shareholder advance	(2,500)	-
Proceeds from note	27,500	-
Proceeds from loans	-	39,574
Repayments on loans	(27,226)	(23,332)
Proceeds from issuance of convertible promissory notes	175,756	5,500
Repayments on convertible promissory notes	(132,460)	-
Net cash provided by financing activities	41,070	28,742

Net increase (decrease) in cash	876	(6,320)

Cash - beginning of period	397	6,320

Cash - end of period	$1,273	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$54,651	$1,060
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accrued payroll - related party	$18,523	$-
Termination of ROU lease asset and related liability	$29,208	$-
Stock issued to settle convertible notes payable and related accrued interest	$-	$115,290

The accompanying condensed notes are an integral part of these consolidated financial statements

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

JANUARY 31, 2020

Liquidity and Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended January 31, 2020, the Company had:

•	Net loss from operations of $6,117
•	Net cash used in operations was $40,194

Additionally, at January 31, 2020, the Company had:

•	Accumulated deficit of $4,579,404,
•	Stockholders’ deficit of $714,723; and
•	Working capital deficit of $709,723

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

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending January 31, 2020, and our current capital structure including equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of January 31, 2020, will not be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through the third quarter of fiscal year end 2021. Accordingly, we will require additional capital to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

At January 31, 2020, the Company had $1,273 in cash. If we do not raise sufficient capital in a timely manner, among other things, we may be forced scale back our operations or cease operations all together.

During the nine months ended January 31, 2020, the Company was able to raise $203,256 in gross proceeds in convertible promissory notes ($175,756) and a term note ($27,500). The Company’s capital-raising efforts are ongoing, and the Company has undertaken the following to reduce its burn rate: an ongoing review and reduction of monthly operating expenses. If sufficient capital cannot be raised during fiscal year 2020, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations to the extent practicable.

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

JANUARY 31, 2020

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

Significant estimates during the nine months ended January 31, 2020 include estimated useful life and related impairment of property and equipment, valuation of operating lease right-of-use (“ROU”) assets and liabilities and the related lease termination and estimates of current and deferred income taxes and deferred tax valuation allowance.

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

JANUARY 31, 2020

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

The Company’s financial instruments, including cash, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At January 31, 2020 and April 30, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

Concentrations of Risk

During the nine months ended January 31, 2020 and 2019, the following customers accounted for greater than 10% of sales as follows:

	Nine Months Ended
Customer	January 31, 2020	January 31, 2019
A	15%	-
Total	15%	-

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At January 31, 2020 and April 30, 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels and the Company has not experienced any losses in such accounts through January 31, 2020 and April 30, 2019, respectively.

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

Allowance for doubtful accounts was $0 and $0 at January 31, 2020 and April 30, 2019, respectively.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

During the three months ended January 31, 2020 and 2019, the Company wrote down $0 and $0, respectively, of obsolete inventory.

During the nine months ended January 31, 2020 and 2019, the Company wrote down $0 and $113,184, respectively, of obsolete inventory.

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

During the three months ended January 31, 2020 and 2019, the Company recorded impairment losses of property and equipment of $0 and $0, respectively.

During the nine months ended January 31, 2020 and 2019, the Company recorded impairment losses of property and equipment of $6,274 and $0, respectively. See Notes 3 and 5.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding office lease. The Company had an ROU asset of $29, 208 and a lease liability of $29,811 at the date of termination, resulting in a gain on lease termination of $603. See Note 5.

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

JANUARY 31, 2020

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

At January 31, 2020 and April 2019, the Company did not have any derivative liabilities.

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

At January 31, 2020 and April 2019, the Company did not have any warrant liabilities.

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

At January 31, 2020 and April 2019, the Company did not have any debt discounts recorded in connection with any derivative or stock warrant liabilities.

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

JANUARY 31, 2020

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

JANUARY 31, 2020

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

JANUARY 31, 2020

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

JANUARY 31, 2020

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 ”Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of January 31, 2020, and April 30, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded for the three and nine months ended January 31, 2020 and 2019, respectively.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

The Company recognized $2,257 and $1,305 in marketing and advertising costs during the three months ended January 31, 2020 and 2019, respectively, and are included as a component of general and administrative expense on the consolidated statements of operations.

The Company recognized $6,033 and $8,489 in marketing and advertising costs during the nine months ended January 31, 2020 and 2019, respectively, and are included as a component of general and administrative expense on the consolidated statements of operations.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

There were no stock option grants during the three and nine months ended January 31, 2020 and 2019, respectively.

Additionally, there were no stock options issued, outstanding or exercisable as of January 31, 2020 and April 30, 2019, respectively.

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

There were no stock awards granted during the three and nine months ended January 31, 2020 and 2019, respectively.

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

There were no warrants grants during the three and nine months ended January 31, 2020 and 2019, respectively. Additionally, there were no warrants issued, outstanding or exercisable as of January 31, 2020 and April 30, 2019, respectively.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

The following potentially dilutive equity securities outstanding as of January 31, 2020 and 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	January 31, 2020	January 31, 2019

Convertible notes (P&I)	3,102,559,071	7,931,942,735

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

JANUARY 31, 2020

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

JANUARY 31, 2020

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	January 31, 2020	April 30, 2019	Lives (Years)

Furniture and fixtures	$-	$9,656	5 - 7
Computers and office equipment	-	4,226	3 - 5
Leasehold improvements	-	1,775	Life of lease
	-	15,657
Accumulated depreciation	-	(9,383)
Total propery and equipment - net	$-	$6,274

Depreciation expense for the three months ended January 31, 2020 and 2019 was $0 and $984, respectively.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

Depreciation expense for the nine months ended January 31, 2020 and 2019 was $0 and $4,111, respectively.

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

The following represents a summary of the Company’s lenders, key terms of the debt and outstanding balances at January 31, 2020 and April 30, 2019, respectively.

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

JANUARY 31, 2020

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

JANUARY 31, 2020

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

JANUARY 31, 2020

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

The following is a summary of the Company’s convertible notes and related accrued interest (included as a component of accounts payable and accrued expenses) at January 31, 2020:

	Convertible Notes Payable
	Amounts	In-Default
Balance - April 30, 2018	$480,623	$210,000
Proceeds	5,500
Default Penalties	63,788
Conversions	(110,446)
Balance - April 30, 2019	439,465	439,465
No activity in Quarter 1	-
Balance - July 31, 2019	439,465	439,465
Proceeds	132,856
Repayments	(98,710)
Balance - October 31, 2019	473,611	340,755
Proceeds	42,900
Repayments	(33,750)
Gain on Debt Settlements - Net	(19,200)
Balance - January 31, 2020	$463,561	287,805

	Accrued Interest Payable
	Amounts	In‐Default
Balance - April 30, 2018	$62,281	$62,281
Interest Expense - Net	103,992
Conversions	(16,637)
Balance - April 30, 2019	149,636	149,636
Interest Expense - Net	(2,637)
Balance - July 31, 2019	146,999	146,999
Interest Expense - Net	24,875
Repayments	(2,040)
Balance - October 31, 2019	$169,834	169,272
Interest Expense - Net	21,188
Gain on Debt Settlements - Net	(41,857)
Balance - January 31, 2020	$149,165	145,013

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

Total gain on debt settlement – net, related to convertible notes and related accrued interest and the loan above for the fiscal year end April 30, 2020 was $62,031, of which $61,057 was recognized during the nine months ended January 31, 2020.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding lease. The following summarizes the lease termination:

Operating lease assets - termination date - May 1, 2019	$29,208
Operating lease liabilities - termination date - May 1, 2019	29,811
Operating lease asset and (liability) - net - termination date May 1, 2019	(603)
Gain on lease termination	603
Operating lease asset and liability - net - January 31, 2020	$-

We recognized lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying Consolidated Statements of Operations.

During the three months ended January 31, 2020 and 2019, operating lease expense was $0 and $5,100, respectively.

During the nine months ended January 31, 2020 and 2019, operating lease expense was $0 and $15,300, respectively.

NOTE 6 – SERIES A, REDEEMABLE PREFERRED STOCK – RELATED PARTY

At January 31, 2020 and April 30, 2019, respectively, there were 5,000,000 shares of $0.0001 par value, Series A, Redeemable Preferred Stock outstanding held by the Company’s Chief Executive Officer (“CEO”). The Preferred Stock pays no dividends and has no conversion rights into common stock. Each share of Preferred Stock is entitled to 200 votes per share and is redeemable in whole, but not in part, at the option of the holder for $0.0001 per share. Due to the redemption feature being at the option of the holder, the Company classifies the purchase price in the temporary equity section of the balance sheet.

See Note 4 regarding these 5,000,000 shares serving as collateral for a debt issuance to Red Diamond Partners, LLC (“Red”) on October 11, 2019 for $27,500.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

NOTE 7 – REVENUES

All of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue by major product line, types of customers, and timing of revenue recognition for the nine months ended January 31, 2020 and 2019, respectively:

	January 31, 2020		January 31, 2019
Major Product Lines	Revenue	% of Revenues	Revenue	% of Revenues

Cameras	$30,194	69%	$82,511	54%
Accessories	13,300	31%	59,959	39%
Software	-	-	11,060	7%
Total Net Revenue	$43,494	100%	$153,530	100%

Types of Customers	Revenue	% of Revenues	Revenue	% of Revenues

Federal	$3,480	8%	$13,818	9%
State and Local	39,145	90%	138,177	90%
Non-government	870	2%	1,535	1%
	$43,494	100%	$153,530	100%

Timing of Revenue Recognition	Revenue	% of Revenues	Revenue	% of Revenues

Transferred at a point in time	$43,494	100%	$153,530	100%
Transferred over time	-	-	-	-
	$43,494	100%	$153,530	100%

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

NOTE 8 - STOCKHOLDER’S DEFICIT

January 31, 2020

During the nine months ended January 31, 2020, the Company’s CEO forgave accrued payroll of $18,523. Since the forgiveness occurred with a related party, accordingly, there can be no gain or loss, this results in a contribution to equity.

January 31, 2019

During the nine months ended January 31, 2019, the Company had the following activity:

•	On May 17, 2018, the Company filed its Amended Articles of Incorporation which increased its authorized common stock to 20,000,000,000 shares and its Series A Preferred to 20,000,000 shares, with no changes in par value. The increase in the common stock was made necessary because of the reserves required by the Company’s holders of convertible notes,
•	Issued 646,768,535 shares of common stock in satisfaction of loan debt and related accrued interest, having a fair value of $115,290; and
•	Recorded a debt discount of $108,266 on convertible promissory notes due to a beneficial conversion feature.

NOTE 9 – RELATED PARTY TRANSACTIONS

Shareholder advances (repayments)

From time to time, the Company receives advances from and repays such advances to the Company’s CEO for working capital purposes and to repay indebtedness. The advances are non-interest bearing, unsecured and due on demand.

January 31, 2020

During the nine months ended January 31, 2020, the Company repaid $2,500, resulting in an outstanding balance of $12,150.

January 31, 2019

During the nine months ended January 31, 2019, the Company received proceeds of $7,000.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

JANUARY 31, 2020

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

Results of Operations

As of January 31, 2020, we had total assets of $1,497 and total liabilities of $711,220. Since our inception to January 31, 2020, we have an accumulated a deficit of $4,579,404. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three and Nine Months Ended January 31, 2020, compared to the Three and Nine Months ended January 31, 2019.

	For the Three Months Ended January 31,
	2020	2019	$ Change	% Change

Revenues	$8,451	$38,179	$(29,728)	-78%	1
Gross profit (loss)	$4,905	$24,753	$(19,848)	-80%	2
General and administrative expenses	$13,471	$42,323	$(28,852)	-68%	3
Total other income (expense) - net	$39,252	$(45,752)	$85,004	-186%	4

1	Revenues decreased due to lack of expected sales and a reduction in marketing and advertising.

2	The gross loss in 2019 was related to cost of revenues in the ordinary course of business as well as the impairment of inventory of $448. Overall, however, in 2020, there was a decrease in the volume of higher margin products. Additionally, during the three months ended January 31, 2020, the Company stopped carrying inventory, and as a result, only had cost of revenues related to items purchased and immediately sold, thus reflecting a gross profit. The Company does not have sufficient cash resources to keep inventory on hand, which prevents the Company from making potential sales. The Company anticipates fluctuations in the mix of its product sales and expects its gross margin to fluctuate due to changes in product mix.

3	General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance, and other office related costs. The decrease is primarily due to decreased professional, personnel, and travel costs as business has slumped. Additionally, sales and marketing costs include costs to promote and sell our products. Sales and marketing costs during the three months ended January 31, 2020 and 2019 were $2,257 and $1,305, respectively. The increase of $952 coincides with the Company’s lack of available cash resources to maintain sufficient spending in this area.

4	Other income and expense during 2019, primarily consisted of interest expense on the Company's debt as well the accretion of debt discount on various convertible promissory notes. While in 2020, the Company continued to reflect interest on its debt, the Company also recognized a gain on debt settlement of $61,057 related to the elimination of certain convertible debt instruments and related accrued interest. All convertible debt that contained debt discounts had been fully accreted as of April 30, 2019.

	For the Nine Months Ended January 31,
	2020	2019	$ Change	% Change

Revenues	$43,494	$153,530	$(110,036)	-72%	5
Gross profit (loss)	$24,019	$(24,881)	$48,900	-197%	6
General and administrative expenses	$32,316	$205,737	$(173,421)	-84%	7
Total other income (expense) - net	$2,180	$(195,914)	$198,094	-101%	8

5	Revenues decreased due to lack of expected sales and a reduction in marketing and advertising.

6	The gross loss in 2019 was related to cost of revenues in the ordinary course of business as well as the impairment of inventory of $113,184.Overall, however, in 2020, there was a decrease in the volume of higher margin products.Additionally, during the nine months ended January 31, 2020, the Company stopped carrying inventory, and as a result, only had cost of revenues related to items purchased and immediately sold, thus reflecting a gross profit.The Company does not have sufficient cash resources to keep inventory on hand, which prevents the Company from making potential sales. The Company anticipates fluctuations in the mix of its product sales and expects its gross margin to fluctuate due to changes in product mix.

7	General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance, and other office related costs.The decrease is primarily due to decreased professional, personnel, and travel costs as business has slumped.Additionally, sales and marketing costs include costs to promote and sell our products. Sales and marketing costs during the nine months ended January 31, 2020 and 2019 were $6,033 and $8,489, respectively.The decrease of $2,456 coincides with the Company’s lack of available cash resources to maintain sufficient spending in this area.

8	Other income and expense during 2019, primarily consisted of interest expense on the Company's debt as well the accretion of debt discount on various convertible promissory notes. While in 2020, the Company continued to reflect interest on its debt, the Company also recognized a gain on debt settlement of $62,031 related to the elimination of certain convertible debt instruments and related accrued interest and the Strategic Funding loan.All convertible debt that contained debt discounts had been fully accreted as of April 30, 2019. During the nine months ended January 31, 2020, the Company recognized a gain on ROU lease liability termination of $603 and a related impairment charge of $6,274 for the property and equipment that was no longer being used for operations.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank. As of January 31, 2020, our current assets totaled $1,497, of which $1,273 was cash on hand. The Company also has accounts receivable of $224. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended January 31, 2020, net cash flows used in operating activities was $40,194, which primarily related to recognition of prepaid interest of $10,234, impairment of property and equipment of $6,274 and gain on debt settlement of convertible promissory notes and related accrued interest and a note with Strategic Funding of $62,031, compared to net cash used in operating activities of $35,062 for the nine months ended January 31, 2019, which primarily consisted of accretion of debt discount of $120,434 and the impairment of inventory of $113,184.

For the nine months ended January 31, 2020, net cash flows used in investing activities was $0, compared to $0 for the nine months ended January 31, 2019.

For the nine months ended January 31, 2020, net cash flows provided by financing activities were $41,070 primarily related to proceeds and repayments of debt and related accrued interest of $41,530 and the repayment of a related party advance for $2,500, compared to the nine months ended January 31, 2019, which reflected net cash provided by financing activities of $28,742, primarily related to proceeds and repayments of debt of $21,742 and proceeds from a shareholder advance of $7,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of January 31, 2020, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended January 31, 2020 that were not previously reported in a Current Report on Form 8-K except as listed below. Except where noted, all of the securities discussed in this Part II, Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the nine months ended January 31, 2020, the Company issued no shares of common stock.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

At January 31, 2020, the Company was in default on certain convertible notes totaling $287,805 and related accrued interest of $145,013.

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

Gain on debt settlement – net related to convertible notes for the fiscal year end April 30, 2020 was $61,057.

D.	Loan Settlement

On September 4, 2019, the Company executed a settlement agreement with Strategic Funding Source, Inc. for $27,226. The outstanding balance of the loan was $28,200. Payment was made on October 18, 2019.

For the fiscal year end April 30, 2020, the Company recognized a gain on debt settlement (principal and interest) of $974.

Total gain on debt settlement – net, related to convertible notes and related accrued interest and the loan above for the fiscal year end April 30, 2020 was $62,031, of which $62,031 was recognized during the nine months ended January 31, 2020.

E.

During the Nine months ended January 31, 2020, the Company’s CEO forgave accrued payroll of $18,523. Since the forgiveness occurred with a related party, accordingly there can be no gain or loss, this results in a charge to equity.

From time to time, the Company receives advances from and repays such advances to the Company’s CEO for working capital purposes and to repay indebtedness. The advances are non-interest bearing, unsecured and due on demand.

During the Nine months ended January 31, 2020, the Company repaid $2,500, resulting in an outstanding balance of $12,150.

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

