Form 10-K
period 2020-04-30
Force Protection Video Equipment Corp.
filed 2020-09-14
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55519

Force Protection Video Equipment Corp.
(Exact name of registrant as specified in its charter)

Florida	45-1443512
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1249 Kildaire Farm Road Cary NC	1 27511
(Address of principal executive offices)	(Zip Code)

(919) 271-2994

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $76,000 as of October 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. As of September 14, 2020 there were 841,184,289 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Report may be “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company issues “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Report, including the risks described under “Risk Factors,” “Management’s Discussion and Analysis” and “Our Business.”

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

Our primary products consist of video and audio recording devices as follows:

LE10 Law Enforcement Video Recorder. Retail price: $195. The LE10 on-body camera is designed for use by law enforcement and can be mounted on helmets, tactical vest, and riot shields. The LE10 provides high quality video and a sensor that allows the device to shoot in full HD at 30 fps, and 8 MP photos with shutter speed of 8fps in burst mode. In photo mode, the user can take pictures with a delayed timer. The device has three (3) resolutions and slow-motion capability allowing its user to create highly quality video while engaged in a variety of physical activity. The LE10 has built-in Wi-Fi, providing connectivity with a smartphone or tablet to enable remote control and content viewing functionality. Video taken by the LE10 is stored on a micro HD SD card which can be transferred to a computer for use as evidence. Downloading the video into evidence requires no special software or expensive cloud storage contracts. The LE10 is equipped with a high definition microphone to capture and record audio. The LE10 can also be used only as a standalone audio recorder to record witness statements or conduct interviews.

LE50 HD Body Cam. Retail price: $495. The LE50 includes many of the LE10 features in an on-body camera designed for use by law enforcement which can be mounted on helmets, tactical vest, and riot shields. The LE50 provides up to 10 hours of high quality video with a built in audio announcement feature, 50 hours of standby time, sound and vibration operation indication, 2″ TFT-LCD High Resolution Color Display, 32 GB of internal tamper proof storage, supports up to 128GB of memory, 140 degree field of view, white led illumination, waterproof level of IP65, metal clip with 360 degrees rotation, one button tag of important file feature and GPS recording.

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

Our customers include the federal government and more than twenty-five thousand (25,000) state and local law enforcement agencies.

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

Product Warranty

We accept returns of products two (2) weeks after purchase. Additionally, our manufacturer provides a twelve (12) month warranty on all products manufactured and the Company offers an extended warranty for year two. The occurrence of any material defects or product recalls could make us liable for damages and warranty claims. Any negative publicity related to the perceived quality of our products could affect our brand image, decrease retailer, distributor, and customer demand, and adversely affect our operating results and financial condition. Warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results.

Competition

The market for on-body cameras is highly competitive. Further, we expect competition to increase in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known camera manufacturers such as Axon-Taser, WatchGuard and Provision. Many of our current competitors have substantial market share, diversified product lines, well- established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

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

Employees

As of the date of this report, we have three full time employees including Paul Feldman who is our Director, Chief Executive Officer and Chief Financial Officer. Mr. Feldman spends approximately sixty (60) hours per week on our business. We have one full time employees who provide clerical and administrative services and one full time salesperson.

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

ITEM 2: PROPERTIES

We previously occupied approximately 1600 square feet at 1600 Olive Chapel Rd., Apex, NC 27502-6764 pursuant to a lease agreement which was set to expire on November 30, 2020. Our annual rent payments for this location were $19,800 in year 1 and $20,394 in year 2. On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding lease, there were no additional amounts due related to the lease termination.

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

The following table sets forth the closing high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTC:

	As of April 30, 2020
Fiscal Year 2020	High	Low
First quarter ended July 31, 2019	$0.0001	$0.0001
Second quarter ended October 31, 2019	$0.0001	$0.0001
Third quarter ended January 31, 2020	$0.0001	$0.0001
Fourth quarter ended April 30, 2020	$0.0001	$0.0001

	As of April 30, 2019
Fiscal Year 2019	High	Low
First quarter ended July 31, 2018	$0.0012	$0.0002
Second quarter ended October 31, 2018	$0.0003	$0.0001
Third quarter ended January 31, 2019	$0.0003	$0.0001
Fourth quarter ended April 30, 2019	$0.0002	$0.0001

Transfer Agent

Our Transfer Agent is Issuer Direct, formerly Interwest Transfer Co., Inc. located at 1 Glenwood Avenue, Suite 1001, Raleigh, North Carolina, 276603. Their telephone number is 919-481-4000 and their website is www.issuerdirect.com

Holders

As of September 14, 2020, there are approximately 41 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder). We have 841,184,289 shares of common stock issued and outstanding.

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

Results of Operations

As of April 30, 2020, we had total assets of $4,621 and total liabilities of $740,444. Since our inception to April 30, 2020, we have an accumulated a deficit of $4,605,504 and negative cash flows from operations of $38,962. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Year Ended April 30, 2020 Compared with the year ended April 30, 2019

	For the Year Ended April 30
	2020	2019	$ Change	% Change

Revenues	$63,324	$163,740	$(100,416)	-61%	1
Gross profit (loss)	$35,332	$(20,668)	$56,000	-271%	2
General and administrative expenses	$46,135	$222,217	$(176,082)	-79%	3
Total other income (expense) - net	$(21,414)	$(300,940)	$279,526	-93%	4

___________

1	Revenues decreased due to lack of expected sales and a reduction in marketing and advertising.

2

The gross loss in 2019 was related to cost of revenues in the ordinary course of business as well as the impairment of inventory of $113,184. Overall, however, in 2020, there was a decrease in the volume of higher margin products. Additionally, during the year ended April 30, 2020, the Company stopped carrying inventory, and as a result, only had cost of revenues related to items purchased and immediately sold, thus reflecting a gross profit. The Company does not have sufficient cash resources to keep inventory on hand, which prevents the Company from making potential sales. The Company anticipates fluctuations in the mix of its product sales and expects its gross margin to fluctuate due to changes in product mix.

3

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance, and other office related costs. The decrease is primarily due to decreased professional, personnel, and travel costs as business has slumped. Additionally, sales and marketing costs include costs to promote and sell our products. Sales and marketing costs during the year ended April 30, 2020 and 2019 were $7,918 and $9,303, respectively. The decrease of $1,385 coincides with the Company’s lack of available cash resources to maintain sufficient spending in this area.

4

Other income and expense during 2019, primarily consisted of interest expense on the Company's debt as well the accretion of debt discount on various convertible promissory notes. In 2019, we recognized $63,788 in default penalties associated with three convertible notes. While in 2020, the Company continued to reflect interest on its debt, the Company also recognized a gain on debt settlement of $62,031 related to the elimination of certain convertible debt instruments and related accrued interest and the Strategic Funding loan. All convertible debt that contained debt discounts had been fully accreted as of April 30, 2019. Interest expense for 2020 and 2019 was $77,774 and $103,992, respectively. During the year ended April 30, 2020, the Company recognized a gain on ROU lease liability termination of $603 and a related impairment charge of $6,274 for the property and equipment that was no longer being used for operations. During 2019, the Company recorded a gain on sale of asset of $1,593.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank. As of April 30, 2020, our current assets totaled $4,621, of which $2,505 was cash on hand. The Company also has accounts receivable of $2,116. These conditions help raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the year ended April 30, 2020, net cash flows used in operating activities was $38,962, which primarily related to the Company's net loss adjusted for the recognition of prepaid interest of $10,234, impairment of property and equipment of $6,274 and gain on debt settlement of convertible promissory notes and related accrued interest and a note with Strategic Funding of $62,031, compared to net cash used in operating activities of $41,461 for the year ended April 30, 2019, which primarily consisted of the Company's net loss adjusted for the accretion of debt discount of $134,753, debt financing penalties related to convertible notes of $63,788 and the impairment of inventory of $110,418.

For the year ended April 30, 2020, net cash flows provided by investing activities was $0, compared to $6,646 for the year ended April 30, 2019, which consisted of proceeds from the sale of a vehicle.

For the year ended April 30, 2020, net cash flows provided by financing activities were $41,070 primarily related to net proceeds and repayments of debt totaling $43,570 and the repayment of a related party advance for $2,500, compared to the year ended April 30, 2019, which reflected net cash provided by financing activities of $28,892, primarily related to net proceeds and repayments of debt of $21,742 and proceeds from a shareholder advance of $13,150 with a related repayment of these advances of $6,000.

During the period October 11, 2019 through April 30, 2020, the Company issued to Red Diamond Partners, LLC, unsecured, 8% convertible notes for $175,756 and a 5% note for $27,500 which is secured by all 5,000,000 issued and outstanding shares of Series A, Redeemable Preferred Stock, held by the Company’s Chief Executive Officer. As of the date these financial statements were issued, the Company was in default on the term note for $27,500. All related accrued interest under this note of approximately $1,300 is also in default.

The note for $27,500, has not been called for payment and to date no action has been taken seeking the underlying collateral of 5,000,000 shares of Series A, Redeemable, Preferred Stock. Should the lender seek the collateral, this would result in a change of control of the Company due to the voting control currently held by the Company’s Chief Executive Officer.

Effective August 1, 2020, the Company’s outstanding convertible notes payable (8%) and related accrued interest of approximately $700,000 were no longer in default as these debt instruments were extended to February 1, 2021.

Also, effective August 1, 2020, all principal and accrued interest outstanding under the convertible notes as of July 31, 2020 were consolidated into one single convertible note. Additional financing subsequent to July 31, 2020 retains the same terms as the original convertible notes payable.

The Company’s lenders at April 30, 2020 and as of September 14, 2020 are RDW and Red Diamond Partners, LLC.

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

•

We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals, and developments, as well as assess the rules of the Public Company Accounting Oversight Committee on governance procedures of the Company and our audit committee;

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

A critical accounting estimate is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective, or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income, and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. Where market information is not available to support internal valuations, independent reviews of the valuations are performed, and any material exposures are evaluated.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Force Protection Video Equipment, Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Force Protection Video Equipment, Corp. (the “Company”) as of April 30, 2020 and 2019, the related consolidated statements of operations, statement of changes in stockholders’ deficit and cash flows for each of the two years in the period ended April 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $32,217 and net cash used in operations of $38,962 for the year ended of April 30, 2020 and a working capital deficit of $735,823 and stockholders’ deficit of $740,823 as of April 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits include performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

Certified Public Accountants

We have served as the Company’s auditor since 2019.

Margate, Florida

September 14, 2020

 Force Protection Video Equipment Corp.

Consolidated Balance Sheets

	April 30, 2020	April 30, 2019

Assets

Current Assets
Cash	$2,505	$397
Accounts receivable	2,116	6,813
Total Current Assets	4,621	7,210

Property and Equipment - net	-	6,274

Other Assets
Operating lease - right of-use asset - net	-	29,208
Deposits	-	1,650
Total Other Assets	-	30,858

Total Assets	$4,621	$44,342

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$237,233	$263,173
Related party advance	12,150	14,650
Deferred software maintenance revenue	-	1,270
Operating lease - right-of-use liability - net	-	18,033
Loan - net	-	17,966
Note payable	27,500	-
Convertible notes payable - net	463,561	439,465
Total Current Liabilities	740,444	754,557

Long-Term Liabilities
Operating lease - right of-use liability - net	-	11,778
Warranty	-	136
Total Long-Term Liabilities	-	11,914

Total Liabilities	740,444	766,471

Commitments and Contingencies (Note 5)

Series A, Redeemable Preferred Stock - Related Party - $0.0001 par value, 20,000,000 shares authorized 5,000,000 shares issued and outstanding, respectively	5,000	5,000

Stockholders' Deficit
Common stock, $0.00001 par value, 20,000,000,000 shares authorized 841,184,289 shares issued and outstanding, respectively	84,119	84,119
Additional paid-in capital	3,780,562	3,762,039
Accumulated deficit	(4,605,504)	(4,573,287)
Total Stockholders' Deficit	(740,823)	(727,129)

Liabilities and Stockholders' Deficit	$4,621	$44,342

The accompanying notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Operations

	Years Ended April 30,
	2020	2019

Revenues	$63,324	$163,740

Cost of revenues	27,992	184,408

Gross profit (loss)	35,332	(20,668)

General and administrative expenses	46,135	222,217

Loss from operations	(10,803)	(242,885)

Other income (expense)
Interest expense	(77,774)	(103,992)
Accretion of debt discount	-	(134,753)
Impairment of property and equipment	(6,274)	-
Gain on debt settlements - net	62,031	-
Gain on lease termination	603	-
Default financing penalties	-	(63,788)
Gain on sale of asset	-	1,593
Total other income (expense) - net	(21,414)	(300,940)

Net loss	$(32,217)	$(543,825)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	841,184,289	832,752,965

The accompanying notes are an integral part of these consolidated financial statements

 Force Protection Video Equipment Corp.

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended April 30, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

April 30, 2019	841,184,289	$84,119	$3,762,039	$(4,573,287)	$(727,129)

Forgiveness of accrued payroll - related party	-	-	18,523	-	18,523

Net loss - year ended April 30, 2020	-	-	-	(32,217)	(32,217)

April 30, 2020	841,184,289	$84,119	$3,780,562	$(4,605,504)	$(740,823)

April 30, 2018	194,415,754	$19,441	$3,598,589	$(4,029,462)	$(411,432)

Shares issued in satisfaction of loan debt and related accrued interest	646,768,535	64,678	50,611	-	115,289

Discount on convertible promissory note due to beneficial conversion feature	-	-	112,839	-	112,839

Net loss - year ended April 30, 2019	-	-	-	(543,825)	(543,825)

April 30, 2019	841,184,289	$84,119	$3,762,039	$(4,573,287)	$(727,129)

The accompanying notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Cash Flows

	For the Year Ended April 30,
	2020	2019

Operating activities
Net loss	$(32,217)	$(543,825)
Adjustments to reconcile net loss to net cash used in operations
Bad debt	343	-
Depreciation and amortization	-	5,418
Accretion of debt discount and beneficial conversion feature	-	134,753
Debt financing penalties		63,788
Recognition of prepaid interest expense	10,234	-
Impairment of inventory	-	110,418
Impairment of property and equipment	6,274	-
Gain on ROU lease liability termination	(603)	-
Gain on debt settlements - net	(62,031)	-
Gain on sale of asset	-	(1,593)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	4,354	2,422
Inventory	-	4,722
Deposits and other assets	1,650	15,793
Increase (decrease) in
Accounts payable and accrued expenses	34,440	162,780
Deferred software maintenance revenue	(1,270)	-
Other	-	3,863
Warranty	(136)	-
Net cash used in operating activities	(38,962)	(41,461)

Investing activities
Proceeds from disposal of vehicle	-	6,646
Net cash provided by financing activities	-	6,646

Financing activities
Proceeds from related party advance	-	13,150
Repayments on related party advance	(2,500)	(6,000)
Proceeds from note payable	27,500	-
Proceeds from loans	-	39,574
Repayments on loans	(27,226)	(23,332)
Proceeds from issuance of convertible notes payable	175,756	5,500
Repayments on convertible notes payable	(132,460)	-
Net cash provided by financing activities	41,070	28,892

Net increase (decrease) in cash	2,108	(5,923)

Cash - beginning of year	397	6,320

Cash - end of year	$2,505	$397

Supplemental disclosure of cash flow information
Cash paid for interest	$56,304	$1,060
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accrued payroll - related party	$18,523	$-
Termination of ROU lease asset and related liability	$29,208	$-
Stock issued to settle convertible notes payable and related accrued interest	$-	$115,289

The accompanying notes are an integral part of these consolidated financial statements

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Liquidity and Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended April 30, 2020, the Company had:

•	Net loss from operations of $32,217
•	Net cash used in operations was $38,962

Additionally, at April 30, 2020, the Company had:

•	Accumulated deficit of $4,605,504,
•	Stockholders’ deficit of $740,823; and
•	Working capital deficit of $735,823

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the year ending April 30, 2020, and our current capital structure including equity-based instruments and our obligations and debts.

We expect that our existing cash and cash equivalents as of April 30, 2020, will not be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through the fiscal year end 2021. Accordingly, we will require additional capital to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

At April 30, 2020, the Company had $2,505 in cash. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to scale back our operations or cease operations all together.

During the year ended April 30, 2020, the Company was able to raise $203,256 in gross proceeds in convertible promissory notes ($175,756) and a note payable ($27,500). The Company’s capital-raising efforts are ongoing, and the Company has undertaken the following to reduce its burn rate: an ongoing review and reduction of monthly operating expenses. If sufficient capital cannot be raised during fiscal year 2021, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations to the extent practicable.

Because COVID-19 infections have been reported throughout the United States, certain federal, state, and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the year ended April 30, 2020 include estimated useful life and related impairment of property and equipment, valuation of operating lease right-of-use (“ROU”) assets and liabilities and the related lease termination and estimates of current and deferred income taxes and deferred tax valuation allowance.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

The Company’s financial instruments, including cash, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At April 30, 2020 and April 30, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Concentrations of Risk

During the years ended April 30, 2020 and 2019, respectively, the following customers accounted for greater than 10% of sales as follows:

	Year Ended
Customer	April 30, 2020	April 30, 2019
A	11%	-
B	10%	-
Total	21%	-

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At April 30, 2020 and 2019, respectively, the Company did not have any cash equivalents.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels and the Company has not experienced any losses in such accounts at April 30, 2020 and 2019, respectively.

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

Allowance for doubtful accounts was $0 and $0 at April 30, 2020 and 2019, respectively.

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

During the years ended April 30, 2020 and 2019, the Company wrote down $0 and $110,418, respectively, of obsolete inventory.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding office lease. All related property and equipment at that time were determined to be impaired.

During the years ended April 30, 2020 and 2019, the Company recorded impairment losses of property and equipment of $6,274 and $0, respectively. See Notes 3 and 5.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

At April 30, 2020 and 2019, respectively, the Company did not have any derivative liabilities.

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

At April 30, 2020 and 2019, respectively, the Company did not have any warrant liabilities.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

At April 30, 2020 and 2019, respectively, the Company did not have any debt discounts recorded in connection with any derivative or stock warrant liabilities.

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

Revenue Recognition

Our revenue is generated from the sale of products consisting primarily of video and audio capture devices and accessories.  Payment or invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. Revenue is recorded net of discounts and promotions and is disaggregated based on significant product lines, types of customers and timing of revenue recognition. See Note 7.

ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. At April 30, 2020 and 2019, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded for the year ended April 30, 2020 and 2019, respectively. As of April 30, 2020, tax years 2017-2020 remain open for IRS audit.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

The Company recognized $3,313 and $9,303 in marketing and advertising costs during the years ended April 30, 2020 and 2019, respectively, and are included as a component of general and administrative expense on the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

There were no stock option grants during the years ended April 30, 2020 and 2019, respectively.

Additionally, there were no stock options issued, outstanding or exercisable as of April 30, 2020 and April 30, 2019, respectively.

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

There were no stock awards granted during the years ended April 30, 2020 and 2019, respectively.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

There were no warrants grants during the years ended April 30, 2020 and 2019, respectively. Additionally, there were no warrants issued, outstanding or exercisable as of April 30, 2020 and 2019, respectively.

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

The following potentially dilutive equity securities outstanding as of April 30, 2020 and 2019, respectively, were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	April 30, 2020	April 30, 2019

Convertible notes (P&I)	3,312,069,399	9,649,685,143

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 during the quarter ended April 30, 2020 and its adoption did not have any material impact on the Company’s consolidated financial statements.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	April 30, 2020	April 30, 2019	Lives (Years)

Furniture and fixtures	$-	$9,656	5 - 7
Computers and office equipment	-	4,226	3 - 5
Leasehold improvements	-	1,775	Life of lease
	-	15,657
Accumulated depreciation	-	(9,383)
Total property and equipment - net	$-	$6,274

Depreciation expense for the years ended April 30, 2020 and 2019 was $0 and $5,418, respectively.

The Company sold two vehicles during the year ended April 30, 2019 for $6,646. The Company recognized a gain on the sale of assets in the amount of $1,593.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

The following represents a summary of the Company’s lenders, key terms of the debt and outstanding balances at April 30, 2020 and 2019, respectively. See Note 11 regarding the extension of the maturity date for the Company’s 8% convertible notes to February 1, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

Red Diamond Partners, LLC (“Red”) – Convertible Notes (8 Notes)

Issuance Date of Convertible Notes	October 11, 2019 – January 14, 2020
Term of Convertible Notes	Approximately 6 months
Maturity Dates	April 11, 2020 – July 14, 2020
Gross Proceeds	$175,756
Interest Rate	8%
Default Interest Rate	24%
Collateral	Unsecured
Conversion Feature	Fixed at $0.0003
Conversion Restriction	Ownership cannot exceed 4.99%
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	150%
Common Share Reserve	Three (3) times the possible shares needed upon conversion

Red Diamond Partners, LLC (“Red”) – Term Note (1 Note)

Issuance Date of Note	October 11, 2019
Term of Note	Approximately 6 months
Maturity Date	April 11, 2020
Gross Proceeds	$27,500
Interest Rate	5%
Default Interest Rate	24%
Collateral	5,000,000 shares, Series A, Redeemable Preferred Stock – all held by the Company’s CEO
Conversion Feature	None
Conversion Restriction	N/A
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	N/A
Common Share Reserve	N/A

As of April 30, 2020 and September 14, 2020, the term note of $27,500 was in default.

The lender has not called this debt and is not seeking to foreclose on the collateral and obtain the 5,000,000 shares of Series A, Redeemable, Preferred Stock. See Note 6.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

The following is a summary of the Company’s convertible notes and related accrued interest (included as a component of accounts payable and accrued expenses) at April 30, 2020 and 2019, respectively:

	Convertible Notes Payable

	Amounts	In-Default
Balance - April 30, 2018	480,623	$210,000
Proceeds	5,500
Default Penalties	63,788
Conversions	(110,446)
Balance - April 30, 2019	439,465	439,465
Proceeds	175,756
Repayments	(132,460)
Gain on Debt Settlements - Net	(19,200)
Balance - April 30, 2020	$463,561	$420,661

	Accrued Interest Payable

	Amounts	In-Default
Balance - April 30, 2018	62,281	$62,281
Interest Expense - Net	103,992
Conversions	(16,637)
Balance - April 30, 2019	149,636	149,636
Interest Expense - Net	65,367
Repayments	(2,040)
Gain on Debt Settlements - Net	(41,857)
Balance - April 30, 2020	$171,106	$168,174

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

Loan Settlement

On September 25, 2018, the Company repaid an outstanding loan totaling $13,372 with funds received from Strategic Funding Source, Inc.

On September 25, 2018, the Company borrowed $39,574 from Strategic Funding Source, Inc. under the Loan Agreement. Pursuant to the terms of the Loan Agreement, the Company received $13,233 of proceeds after deductions for $395 of service fees and $11,340 related to interest. Repayment was to be achieved through 246 daily bank account withdrawals of $156.

The Loan Agreement was secured by all current and future assets of the Company. As of April 30, 2019, the Company was in arrears under the terms of the Agreement by $13,104 and the balance owed on the note was $17,966, after a debt discount of $10,234.

On September 4, 2019, the Company executed a settlement agreement with Strategic Funding Source, Inc. for $27,226. The outstanding balance of the loan was $28,200. Payment was made on October 18, 2019. For the fiscal year end April 30, 2020, the Company recognized a gain on debt settlement (principal and interest) of $974.

Additionally, the $10,234 debt discount was expensed during the year ended April 30, 2020.

Total gain on debt settlement – net, related to convertible notes and related accrued interest and the loan above for the fiscal year end April 30, 2020 was $62,031.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding lease. The following summarizes the lease termination:

Operating lease assets - termination date - May 1, 2019	$29,208
Operating lease liabilities - termination date - May 1, 2019	29,811
Operating lease asset and (liability) - net - termination date May 1, 2019	(603)
Gain on lease termination	603
Operating lease asset and (liability) - net - April 30, 2020	$-

We recognized lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying Consolidated Statements of Operations.

During the year ended April 30, 2020 and 2019, operating lease expense was $0 and $15,300, respectively.

NOTE 6 – SERIES A, REDEEMABLE PREFERRED STOCK – RELATED PARTY

At April 30, 2020 and 2019, respectively, there were 5,000,000 shares of $0.0001 par value, Series A, Redeemable Preferred Stock outstanding held by the Company’s Chief Executive Officer (“CEO”). The Preferred Stock pays no dividends and has no conversion rights into common stock. Each share of Preferred Stock is entitled to 200 votes per share and is redeemable in whole, but not in part, at the option of the holder for $0.0001 per share. Due to the redemption feature being at the option of the holder, the Company classifies the purchase price in the temporary equity section of the balance sheet.

See Note 4 regarding these 5,000,000 shares serving as collateral for a debt issuance to Red Diamond Partners, LLC (“Red”) on October 11, 2019 for $27,500.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

NOTE 7 – REVENUES

All of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue by major product line, types of customers, and timing of revenue recognition for the years ended April 30, 2020 and 2019, respectively:

	April 30, 2020		April 30, 2019

Major Product Lines	Revenue	% of Revenues	Revenue	% of Revenues

Cameras	$38,701	61%	$150,490	92%
Accessories	24,623	39%	7,210	4%
Software	-	-	6,040	4%
Total Net Revenue	$63,324	100%	$163,740	100%

Types of Customers	Revenue	% of Revenues	Revenue	% of Revenues

Federal	$3,166	5%	$149,003	91%
State and Local	58,258	92%	3,275	2%
Non-government	1,900	3%	11,462	7%
	$63,324	100%	$163,740	100%

Timing of Revenue Recognition	Revenue	% of Revenues	Revenue	% of Revenues

Transferred at a point in time	$63,324	100%	$163,740	100%
Transferred over time	-	-	-	-
	$63,324	100%	$163,740	100%

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

NOTE 8 - STOCKHOLDER’S DEFICIT

April 30, 2020

During the year ended April 30, 2020, the Company’s CEO forgave accrued payroll of $18,523. Since the forgiveness occurred with a related party, accordingly, there can be no gain or loss, this results in a contribution to equity. See Note 9.

April 30, 2019

During the year ended April 30, 2019, the Company had the following activity:

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

•	Issued 646,768,535 shares of common stock in satisfaction of loan debt and related accrued interest, having a fair value of $115,289; and
•	Recorded a debt discount of $112,839 on convertible promissory notes due to a beneficial conversion feature.

NOTE 9 – RELATED PARTY TRANSACTIONS

Shareholder advances (repayments)

From time to time, the Company receives advances from and repays such advances to the Company’s CEO for working capital purposes and to repay indebtedness. The advances are non-interest bearing, unsecured and due on demand.

April 30, 2020

During the year ended April 30, 2020, the Company repaid $2,500, resulting in an outstanding balance of $12,150.

April 30, 2019

During the year ended April 30, 2019, the Company received proceeds of $13,150 and made repayments of $6,000, resulting in an outstanding balance of $14,650.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

Pursuant to an employment agreement for the Company’s CEO (effective through November 30, 2020), the CEO is entitled to an annual salary of $100,000.

As of April 30, 2019, the Company owed deferred compensation in the amount of $16,538, an additional $1,985 was accrued for in 2020 bringing the total to $18,523. During the first quarter of 2020, all deferred compensation was forgiven (see Note 8). Additionally, the CEO agreed to suspend all compensation until such time the Company has sufficient cash flows to pay this salary under the terms of the agreement.

NOTE 10 – INCOME TAXES

The Company's tax expense differs from the "expected" tax expense for the period (computed by applying the blended corporate tax rate to loss before taxes), are approximately as follows:

	April 30, 2020	April 30, 2019
Federal income tax benefit net of state benefit - at 20.48%	$(7,000)	$(114,000)
State income tax - net of federal tax effect - 2.5%	(1,000)	(18,000)
Non-deductible items	(12,000)	-
Subtotal	(20,000)	(132,000)
Valuation allowance	20,000	132,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at April 30, 2020 and 2019 are approximately as follows:

	April 30, 2020	April 30, 2019

Deferred Tax Assets

Net operating loss carryforwards	$(1,036,000)	$(1,016,000)
Total deferred tax assets	(1,036,000)	(1,016,000)
Less: valuation allowance	1,036,000	1,016,000
Net deferred tax asset recorded	$-	$-

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

During the years ended April 30, 2020 and 2019, the valuation allowance increased by approximately $20,000 and $123,000, respectively. The increase for both years was primarily attributable to the increase in our net operating loss carryforwards. The total valuation allowance results from the Company’s estimate of its inability to recover its net deferred tax assets.

At April 30, 2020, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $4,511,000. The Company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL's. NOL carryforwards that were generated after 2017 of approximately $1,669,000 may only be used to offset 80% of taxable income and are carried forward indefinitely. NOL's totaling approximately $2,842,000 expired as of April 30, 2017.

These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States and the state of North Carolina jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At April 30, 2020 and 2019, there are no unrecognized tax benefits, and there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

NOTE 11 - SUBSEQUENT EVENTS

Effective August 1, 2020, the Company’s outstanding convertible notes payable (8%) and related accrued interest of approximately $589,000 were no longer in default as these debt instruments were extended to February 1, 2021.

Also, effective August 1, 2020, all principal and accrued interest outstanding under the convertible notes as of July 31, 2020 were consolidated into one single convertible note. Additional financing subsequent to July 31, 2020 retains the same terms as the original convertible notes payable.

The Company’s lenders at April 30, 2020 and as of September 14, 2020 are RDW and Red.

The following is a summary of the Company’s convertible notes payable and related accrued interest (included as a component of accounts payable and accrued expenses) for the fiscal year ended April 30, 2020 through September 14, 2020:

	Convertible Notes Payable

	Amounts	In-Default
Balance - April 30, 2018	480,623	$210,000
Proceeds	5,500
Default Penalties	63,788
Conversions	(110,446)
Balance - April 30, 2019	439,465	439,465
Proceeds	175,756
Repayments	(132,460)
Gain on Debt Settlements - Net	(19,200)
Balance - April 30, 2020	463,561	420,661
Proceeds	36,050
Balance - July 31, 2020	499,611	491,061
Proceeds	41,195
Balance - September 14, 2020	$540,806	$-

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020 AND 2019

	Accrued Interest Payable

	Amounts	In-Default
Balance - April 30, 2018	62,281	$62,281
Interest Expense - Net	103,992
Conversions	(16,637)
Balance - April 30, 2019	149,636	149,636
Interest Expense - Net	65,367
Repayments	(2,040)
Gain on Debt Settlements - Net	(41,857)
Balance - April 30, 2020	171,106	168,174
Interest Expense	27,732
Balance - July 31, 2020	$198,838	$198,701
Interest Expense	27,732
Balance -July 31, 2020	198,88	198,701
Interest Expense	5,436
Balance – September 14, 2020	$204,274	-

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

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of April 30, 2020, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective due to the following material weaknesses:

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

The following table presents information with respect to our officers, directors, and significant employees as of April 30, 2020:

Name	Age	Position
Paul Feldman	64	Chief Executive Officer, President and Chief Financial Officer, Director

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

All of our directors are appointed for a one-year term to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation, or removal. Executive officers serve at the discretion of the Board of Directors and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

At the present time, we have only one significant employee, our President, Mr. Paul Feldman whose employment agreement provides for a base salary of $100,000 per year. For the year ended April 30, 2020, Mr. Feldman has agreed to permanently forego his compensation until such time the Company’s revenues support the agreed upon compensation.

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

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Board of Directors of the Company has adopted a Whistleblower Procedures Policy, stating that all employees of the Company are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters. Under the Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll, and financial information the means by which they may report any such irregularities. In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Board of Directors of the Company. The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee or may be made on an anonymous basis. Notice must be provided to all of the Company’s employees with access to accounting, payroll, and financial information in respect of these procedures.

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

Nominating Committee

The Board does not currently have a standing Nominating Committee. We do not maintain a policy for considering nominees. Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board of Directors shall be large enough to maintain our required expertise but not too large to function efficiently. Director nominees are recommended, reviewed, and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education, and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President, Paul Feldman, 1600 Olive Chapel Rd., Apex, NC 27502, that includes all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the marketplace, publicly available information, and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence 1249 Kildaire Farm Road Cary NC 27511 The Board shall review and respond to all correspondence received, as appropriate.

ITEM 11: EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as an Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year Ended April 30,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Feldman (1),	2020	$1,985	-	-	-	$1,985
CEO, CFO	2019	$16,538	-	-	-	$16,538
	2018	$105,769	-	-	6,000	$111,769

(1) Mr. Feldman became the Company’s Director, President, Secretary, Chief Executive officer and Chief Financial Officer on February 1, 2015. On November 24, 2015, the Company and Mr. Feldman entered into an employment agreement. Pursuant to Mr. Feldman’s Employment Agreement, he is entitled to an annual salary of $100,000 for a term of 2 years. On December 1, 2017, Mr. Feldman’s employment agreement was extended for an additional three years to November 30, 2020. During the year ended April 30, 2019, Mr. Feldman agreed to suspend his compensation until such time the Company’s revenues support the agreed upon compensation. As of April 30, 2019, the balance owed to Mr. Feldman was $16,538. During 2020, the Company accrued an additional $1,985 in executive compensation bringing the accrual to $18,523. The $18,523 was forgiven by Mr. Feldman during the 1st quarter of fiscal year ended April 30, 2020, and no other accruals are being made at this time. Other Compensation consisted of a car allowance in 2018. We may award our officers and directors shares of common stock or stock purchase options as non-cash compensation as determined by the Board of Directors from time to time.

Director Compensation

For the years ended April 30, 2020 and 2019, respectively, the directors were not awarded any options or paid any cash compensation.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 1, 2020 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Preferred Stock		Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class (2)	Shares Owned	Number of Shares Beneficially Owned	% of Class (2)	Total Voting Power (3)
Directors and Officers
Paul Feldman	5,000,000	100.0%	40,000	40,000	1.1%	54.32%

5% shareholders
None

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company preferred stock and common stock. Except as indicated the address of each beneficial owner is 1249 Kildare Farm Road, Cary, NC 27511.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 841,184,284 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock issued and outstanding on a fully diluted basis as of July1, 2020. Each share of preferred stock is entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to 200,000 times the number of shares of Series A Preferred Stock such holder owns. The Series A Preferred Stock is not convertible into shares of common stock. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

 (3) Calculated based on 841,184,289 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock, with common stock equivalent voting rights of 200:1, issued and outstanding as of July 20, 20208. Holders of the Series A Preferred Stock are entitled to vote on all matters submitted to the Company's stockholders.

Potential Changes in Control

At the present time, since the $27,500 term-note is currently in default, Red Diamond Partners, LLC (the “lender”) is entitled to foreclose upon the collateral, which would provide voting control of the Company. The lender has not called this debt and is not seeking to foreclose on the collateral and obtain the 5,000,000 shares of Series A, Redeemable, Preferred Stock. There are no other arrangements known, including any pledge by any person of securities, the operation of which may at a subsequent date result in a change in control of the Company.

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

The aggregate fees of our principal independent accountants for professional services rendered for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q for the year ended April 30, 2020 and 2019, totaled $27,300 and $16,000, respectively.

Audit- Related Fees

The Company did not pay any audit-related fees for the year ended April 30, 2020 and 2019 which are not disclosed in “Audit Fees” above.

Tax Fees

There were no tax fees billed by our principal independent accountants for tax compliance for the year ended April 30, 2020 and 2019.

All Other Fees

There were no other fees billed for services other than those described above for the years ended April 30, 2020 and 2019.

Audit Committee Pre--Approval Policies

Our sole Director reviewed the audit and non-audit services rendered by Assurance Dimensions during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of April 30, 2020 and 2019
•	Consolidated Statements of Operations for the Years Ended April 30, 2020 and 2019
•	Consolidated Statements of Stockholders’ Deficit for the Years Ended April 30, 2020 and 2019
•	Consolidated Statements of Cash Flows for the Years Ended April 30, 2020 and 2019
•	Notes to Consolidated Financial Statements

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

Force Protection Video Equipment Corp.
(Registrant)

September 14, 2020	By:	/s/ Paul Feldman
Paul Feldman
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation dated March 11, 2011 (1)
3.2	Amendment to Articles of Incorporation dated March 28, 2011 (1)
3.3	Amendment to Articles of Incorporation dated September 25, 2013 (1)
3.4	Amendment to Articles of Incorporation dated January 30, 2015 (1)
3.5	Amendment to Articles of Incorporation dated December 1, 2015 (1)
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

3.8	Bylaws (1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split (8)
3.10	Amendment to Articles of Incorporation effective December 8, 2017 to increase the authorized common stock outstanding to 2,000,000,000 and increase Series A Preferred stock to 15,000,000 (12)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC (6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC (6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC (7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC (9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC (8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC (8)
10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC (9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC (9)
10.24	Securities Purchase Agreement dated August 8, 2017 with RDW Capital, LLC (10)
10.25	Convertible Promissory Note dated August 7, 2017 held by RDW Capital, LLC (10)
10.26	Securities Purchase Agreement dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.27	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.29	Employment Agreement Paul Feldman (1)
10.30	Shenzen AE Technology Purchase Order (1)
10.31	Agreement with Carter, Terry & Company (1)
10.32	Convertible Promissory Note dated November 16, 2017 with Power Up Lending Group, Ltd. (13)
10.33	Convertible Promissory Note dated January 5, 2018 with Power Up Lending Group, Ltd. (13)
10.34	Form of Adar Securities purchase Agreement dated March 5, 2018 with Adar bays , LLC (14)
10.35	Form of Convertible Promissory Note dated March 5, 2018 with Adar bays, LLC (14)
10.36	Form of Back end Note 1 dated March 5, 2018 with Adar bays, LLC (14)
10.37	Form of Back end Note 2 dated March 5, 2018 with Adar bays, LLC (14)
10.38	Form of Collateralized Secured Promissory Note 1 dated March 5, 2018 with Adar bays, LLC (14)
10.39	Form of Collateralized Secured Promissory Note 2 dated March 5, 2018 with Adar bays, LLC (14)
10.40	Securities Purchase Agreement dated March 5, 2018 with Power Up Lending Group, Ltd. (15)
10.41	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (15)

10.42*	ACH Total Receipts Agreement dated June 8, 2018 with Reliant Funding
10.43*	Loan Agreement dated September 25, 2018 with Strategic Funding Source, Inc.
10.44	Promissory Note dated October 11, 2019 with Red Diamond Partners, LLC
10.45	Promissory Note dated October 11, 2019 with Red Diamond Partners, LLC
10.46	Promissory Note dated October 11, 2019 with Red Diamond Partners, LLC
10.47	Promissory Note dated October 24, 2019 with Red Diamond Partners, LLC
10.48	Promissory Note dated November 19, 2019 with Red Diamond Partners, LLC
10.49	Promissory Note dated November 26, 2019 with Red Diamond Partners, LLC
10.50	Promissory Note dated December 24, 2019 with Red Diamond Partners, LLC
10.51	Promissory Note dated January 14, 2020 with Red Diamond Partners, LLC
10.52	Promissory Note dated June 18, 2020 with Red Diamond Partners, LLC
10.53	Promissory Note dated July 13, 2020 with Red Diamond Partners, LLC
10.54	Promissory Note dated July 16, 2020 with Red Diamond Partners, LLC
10.55	Promissory Note dated July 23, 2020 with Red Diamond Partners, LLC
10.56	Promissory Note dated August 21, 2020 with Red Diamond Partners, LLC

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

