Form 10-Q
period 2020-07-31
Force Protection Video Equipment Corp.
filed 2020-09-18
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55519

Force Protection Video Equipment Corp.
(Exact name of registrant as specified in its charter)

Florida	45-1443512
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1249 Kildaire Farm Road Cary NC	27511
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 841,184,289 shares of common stock, par value $0.0001, were outstanding on September 18, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORCE PROTECTION VIDEO EQUIPMENT CORP

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Force Protection Video Equipment Corp.

Consolidated Balance Sheets

	July 31, 2020	April 30, 2020
	(Unaudited)

Assets

Current Assets
Cash	$724	$2,505
Accounts receivable	2,000	2,116
Total Current Assets	2,724	4,621

Total Assets	$2,724	$4,621

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$252,790	$237,233
Related party advance	11,350	12,150
Note payable	27,500	27,500
Convertible notes payable	499,611	463,561
Total Current Liabilities	791,251	740,444

Commitments and Contingencies (Note 4)

Series A, Redeemable Preferred Stock - Related Party - $0.0001 par value, 20,000,000 shares authorized 5,000,000 shares issued and outstanding, respectively	5,000	5,000

Stockholders' Deficit

Common stock, $0.0001 par value, 20,000,000,000 shares authorized 841,184,289 shares issued and outstanding, respectively	84,119	84,119
Additional paid-in capital	3,780,562	3,780,562
Accumulated deficit	(4,658,208)	(4,605,504)
Total Stockholders' Deficit	(793,527)	(740,823)

Liabilities and Stockholders' Deficit	$2,724	$4,621

 The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2020	2019

Revenues	$4,608	$25,148

Cost of revenues	2,726	13,420

Gross profit	1,882	11,728

General and administrative expenses	25,489	11,932

Loss from operations	(23,607)	(204)

Other income (expense) - net
Interest expense	(29,097)	(7,272)
Impairment of property and equipment	-	(6,274)
Gain on lease termination	-	603
Total other income (expense) - net	(29,097)	(12,943)

Net loss	$(52,704)	$(13,147)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	841,184,289	841,184,289

 The accompanying condensed notes are an integral part of these consolidated financial statements

 Force Protection Video Equipment Corp.

Consolidated Statements of Changes in Stockholders' Deficit

For the Three Months Ended July 31, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

April 30, 2020	841,184,289	$84,119	$3,780,562	$(4,605,504)	$(740,823)

Net loss - three months ended July 31, 2020	-	-	-	(52,704)	(52,704)

July 31, 2020	841,184,289	$84,119	$3,780,562	$(4,658,208)	$(793,527)

April 30, 2019	841,184,289	$84,119	$3,762,039	$(4,573,287)	$(727,129)

Forgiveness of accrued payroll - related party	-	-	18,523	-	18,523

Net loss - three months ended July 31, 2019	-	-	-	(13,147)	(13,147)

July 31, 2019	841,184,289	$84,119	$3,780,562	$(4,586,434)	$(721,753)

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2020	2019

Operating activities
Net loss	$(52,704)	$(13,147)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Bad debt	756	343
Recognition of prepaid interest expense	-	10,234
Impairment of property and equipment	-	6,274
Gain on ROU lease liability termination	-	(603)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(640)	194
Deposits and other assets	-	1,650
Increase (decrease) in
Accounts payable and accrued expenses	15,557	(352)
Deferred software maintenance revenue	-	(1,270)
Warranty	-	(136)
Net cash provided by (used in) operating activities	(37,031)	3,187

Financing activities
Repayments on related party advance	(800)	(300)
Proceeds from issuance of convertible promissory notes	36,050	-
Net cash provided by (used in) financing activities	35,250	(300)

Net increase (decrease) in cash	(1,781)	2,887

Cash - beginning of period	2,505	397

Cash - end of period	$724	$3,284

Supplemental disclosure of cash flow information
Cash paid for interest	$1,365	$9,909
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of accrued payroll - related party	$-	$18,523
Termination of ROU lease asset and related liability	$-	$29,208

 The accompanying condensed notes are an integral part of these consolidated financial statements

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

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

These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended April 30, 2020 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on September 14, 2020.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Liquidity and Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended July 31, 2020, the Company had:

•	Net loss from operations of $52,704; and
•	Net cash used in operations was $37,031

Additionally, at July 31, 2020, the Company had:

•	Accumulated deficit of $4,658,208,
•	Stockholders’ deficit of $793,527; and
•	Working capital deficit of $788,527

At July 31, 2020, the Company was in default on certain convertible notes and related accrued interest. In August 2020, the Company reached an agreement with its lenders to extend the due dates of its in-default convertible notes to February 1, 2021.See Note 3.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending July 31, 2020, and our current capital structure including equity-based instruments and our obligations and debts.

At July 31, 2020, the Company had $724 in cash. If we do not raise sufficient capital in a timely manner, among other things, we may be forced scale back our operations or cease operations all together. We expect that our existing cash and cash equivalents as of July 31, 2020, will not be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through the first quarter of fiscal year end 2022. Accordingly, we will require additional capital to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

During the first quarter of fiscal year 2021, the Company was able to raise $36,050 in 8%, convertible notes, under similar terms as its previous convertible note financings; and an additional $66,859 was raised during August and September 2020.There were no sales of equity based capital investments. The Company’s capital-raising efforts are ongoing, and the Company has undertaken the following to reduce its burn rate: an ongoing review and reduction of monthly operating expenses. If sufficient capital cannot be raised during fiscal year 2021, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations to the extent practicable.

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

JULY 31, 2020

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

Significant estimates during the three months ended July 31, 2020 included allowance for doubtful accounts on accounts receivable and estimates of current and deferred income taxes and deferred tax valuation allowance.

Significant estimates during the three months ended July 31, 2019 included allowance for doubtful accounts on accounts receivable, estimated useful life and related impairment of property and equipment, valuation of operating lease right-of-use (“ROU”) assets and liabilities and the related lease termination and estimates of current and deferred income taxes and deferred tax valuation allowance.

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

JULY 31, 2020

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At July 31, 2020 and April 30, 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Concentrations of Risk

During the three months ended July 31, 2020 and 2019, the following customers accounted for greater than 10% of sales as follows:

	Three Months Ended
Customer	July 31, 2020	July 31, 2019
A	43%	-
B	12%	-
C	-	26%
D	-	11%
Total	55%	37%

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At July 31, 2020 and April 30, 2020, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels and the Company has not experienced any losses in such accounts through July 31, 2020 and April 30, 2020, respectively.

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

Allowance for doubtful accounts was $0 and $0 at July 31, 2020 and April 30, 2020, respectively. All outstanding accounts receivable at July 31, 2020 were collected in August 2020.  For the three months ended July 31, 2020 and 2019, the Company recorded bad debt expense of $756 and $343, respectively.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

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

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding office lease. All related property and equipment at that time was determined to be impaired. The Company recorded impairment losses of property and equipment of $0 and $6,274 for the three months ended July 31, 2020 and 2019, respectively.

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

JULY 31, 2020

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

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding office lease. The Company had an ROU asset of $29,208 and a lease liability of $29,811 at the date of termination, resulting in a gain on lease termination of $603 for the three months ended July 31, 2019. See Note 4.

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

Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment recognized in the Company’s consolidated statements of operations.

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

JULY 31, 2020

If the down round feature in the warrants that are classified as equity is triggered, the Company will recognize the effect of the down round as a deemed dividend, which will reduce the income available to common stockholders.

At July 31, 2020 and April 30, 2020, the Company did not have any derivative liabilities.

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

At July 31, 2020 and April 30, 2020, the Company did not have any warrant liabilities.

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

At July 31, 2020 and April 30, 2020, the Company did not have any debt discounts recorded in connection with any derivative or stock warrant liabilities.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Revenue Recognition

Our revenue is generated from the sale of products consisting primarily of video and audio capture devices and accessories. Payment or invoicing typically occurs upon shipment and the term between invoicing and when payment is due is not significant. Revenue is recorded net of discounts and promotions and is disaggregated based on significant product lines. See Note 6 for segments and geographic data.

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

JULY 31, 2020

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

JULY 31, 2020

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of July 31, 2020, and April 30, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded for the three months ended July 31, 2020 and 2019.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

The Company recognized $749 and $2,972 in marketing and advertising costs during the three months ended July 31, 2020 and 2019, respectively, and are included as a component of general and administrative expenses on the consolidated statements of operations.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

There were no stock option grants during the three months ended July 31, 2020 and 2019, respectively. Additionally, there were no stock options outstanding or exercisable as of July 31, 2020 and April 30, 2020, respectively.

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

There were no stock awards granted during the three months ended July 31, 2020 and 2019, respectively.

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

There were no warrants granted during the three months ended July 31, 2020 and 2019, respectively. Additionally, there were no warrants outstanding or exercisable as of July 31, 2020 and April 30, 2020, respectively.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

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

The following potentially dilutive equity securities outstanding as of July 31, 2020 and 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	July 31, 2020	July 31, 2019

Convertible notes (P&I)	2,328,163,333	20,632,801,111

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

JULY 31, 2020

Recently Adopted Accounting Pronouncements

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

Note 3 – Debt

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

The following represents a summary of the Company’s lenders, key terms of the debt and outstanding balances at July 31, 2020 and April 30, 2020, respectively.

Year Ended April 30, 2021

Effective August 1, 2020, the Company’s outstanding convertible notes payable (8%) and related accrued interest of approximately $662,000 were no longer in default as these debt instruments were extended to a maturity date of February 1, 2021.

Also, effective August 1, 2020, all principal and accrued interest outstanding under the convertible notes as of July 31, 2020 were consolidated into one single convertible note. Additional financings subsequent to July 31, 2020 retain the same terms as the original convertible notes payable.

Year Ended April 30, 2020

Effective May 1, 2019, the lender amended the conversion price for all outstanding notes to a fixed price of $0.0003. As a result of this amendment, the Company determined that the present value of the cash flows of the outstanding debt were similar (less than 10%) to the present value of the cash flows of the new debt and therefore this amendment was accounted for as a debt modification, which had no effect for financial reporting purposes.

Additionally, on May 1, 2019, the lender amended all of their 8% convertible promissory notes previously outstanding as well as those issued after May 1, 2019 to suspend the default provision, which would allow for a default penalty of 150% on the outstanding principal and accrued interest at the time of default. The lender has provided for similar relief to its 5%, non-convertible note, issued on October 11, 2019 (See below). The lender has reserved the right to reinstate the default provision at their discretion.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Lenders

RDW Capital, LLC (“RDW”) - Convertible Notes (6 Notes)

Term of Convertible Notes	Approximately 6 months
Maturity Dates	September 10, 2016 – October 31, 2018, then February 1, 2021
Interest Rate	8%
Default Interest Rate	24%
Collateral	Unsecured
Conversion Discount	Fixed at $0.003
Conversion Restriction	Ownership cannot exceed 4.99%
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	150%
Common Share Reserve	Three (3) times the possible shares needed upon conversion

Red Diamond Partners, LLC (“Red”) – Convertible Notes (12 Notes)

Issuance Date of Convertible Notes	October 11, 2019 – July 23, 2020
Term of Convertible Notes	Approximately 6 months
Maturity Dates	April 11, 2020 – January 23, 2021, then February 1, 2021
Gross Proceeds	$211,806
Interest Rate	8%
Default Interest Rate	24%
Collateral	Unsecured
Conversion Feature	Fixed at $0.0003
Conversion Restriction	Ownership cannot exceed 4.99%
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	150%
Common Share Reserve	Three (3) times the possible shares needed upon conversion

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Red Diamond Partners, LLC – Term Note (1 Note)

Issuance Date of Note	October 11, 2019
Term of Note	Approximately 6 months
Maturity Date	April 11, 2020
Gross Proceeds	$27,500
Interest Rate	5%
Default Interest Rate	None
Collateral	5,000,000 shares, Series A, Redeemable Preferred Stock – all held by the Company’s CEO
Conversion Feature	None
Conversion Restriction	N/A
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	N/A
Common Share Reserve	N/A

As of July 31, 2020, the note payable of $27,500 along with accrued interest of $1,108 was in default.

In connection with the default, the lender has not called this debt and is not seeking to foreclose on the collateral and obtain the 5,000,000 shares of Series A, Redeemable, Preferred Stock. See Note 5.

The following is a summary of the Company’s convertible notes and related accrued interest (included as a component of accounts payable and accrued expenses) at July 31, 2020:

	Convertible Notes Payable

	Amounts	In-Default
Balance - April 30, 2019	$439,465	$439,465
Proceeds	175,756
Repayments	(132,460)
Gain on Debt Settlements - Net	(19,200)
Balance - April 30, 2020	463,561	420,661
Proceeds	36,050
Balance - July 31, 2020	$499,611	$463,561

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

	Accrued Interest Payable

	Amounts	In-Default
Balance - April 30, 2019	149,636	149,636
Interest Expense - Net	65,367
Repayments	(2,040)
Gain on Debt Settlements - Net	(41,857)
Balance - April 30, 2020	171,106	168,174
Interest Expense	27,732
Balance - July 31, 2020	$198,838	$-

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

Note 5 – Series A, Redeemable Preferred Stock – Related Party

As of July 31, 2020, and April 30, 2020, respectively, there were 5,000,000 shares of $0.0001 par value, Series A, Redeemable Preferred Stock outstanding held by the Company’s Chief Executive Officer (“CEO”).

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

See Note 3 regarding these 5,000,000 shares serving as collateral for a debt issuance to Red Diamond Partners, LLC (“Red”) on October 11, 2019 for $27,500.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 6 – REVENUES

All of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue by major product line, types of customers, and timing of revenue recognition for the three months ended July 31, 2020 and 2019, respectively:

	July 31, 2020		July 31, 2019

Major Product Lines	Revenue	% of Revenues	Revenue	% of Revenues

Cameras	$3,644	79%	$15,779	63%
Accessories	964	21%	9,369	37%
Total Net Revenue	$4,608	100%	$25,148	100%

Types of Customers	Revenue	% of Revenues	Revenue	% of Revenues

Federal	$138	3%	$1,760	7%
State and Local	4,424	96%	22,382	89%
Non-government	46	1%	1,006	4%
	$4,608	100%	$25,148	100%

Timing of Revenue Recognition	Revenue	% of Revenues	Revenue	% of Revenues

Transferred at a point in time	$4,608	100%	$25,148	100%
	$4,608	100%	$25,148	100%

Note 7 - Stockholder’s Deficit

July 31, 2020

During the three months ended July 31, 2020, there were no equity transactions.

July 31, 2019

During the three months ended July 31, 2019, the Company’s CEO forgave accrued payroll of $18,523. Since the forgiveness occurred with a related party, accordingly there was no gain or loss, this resulted in a contribution to equity.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Note 8 – Related Party Transactions

Shareholder advances (repayments)

From time to time, the Company receives advances from and repays such advances to the Company’s CEO for working capital purposes and to repay indebtedness. The advances are non-interest bearing, unsecured and due on demand.

During the three months ended July 31, 2020, the Company repaid $800, resulting in an outstanding balance of $11,350.

During the three months ended July 31, 2019, the Company repaid $300, resulting in an outstanding balance of $14,350.

Note 9 - Subsequent Events

Debt Issuances

The following is a summary of the Company’s convertible notes payable and related accrued interest (included as a component of accounts payable and accrued expenses) for the fiscal year end April 30, 2020, July 31, 2020 and through September 18, 2020:

	Convertible Notes Payable

	Amounts	In-Default
Balance - April 30, 2019	$439,465	$439,465
Proceeds	175,756
Repayments	(132,460)
Gain on Debt Settlements - Net	(19,200)
Balance - April 30, 2020	463,561	420,661
Proceeds	36,050
Balance - July 31, 2020	499,611	463,561
Proceeds	66,859
Balance - September 18, 2020	$566,470	$-

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

	Accrued Interest Payable

	Amounts	In-Default
Balance - April 30, 2019	149,636	149,636
Interest Expense - Net	65,367
Repayments	(2,040)
Gain on Debt Settlements - Net	(41,857)
Balance - April 30, 2020	171,106	168,174
Interest Expense	27,732
Balance - July 31, 2020	198,838	198,701
Interest Expense	6,207
Balance - September 18, 2020	$205,045	$-

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our April 30, 2020 Annual Report on Form 10-K.

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

Competition

The market for on-body cameras is highly competitive. Further, we expect competition to increase in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known camera manufacturers such as Axon- Taser, WatchGuard and Provision. Many of our current competitors have substantial market share, diversified product lines, well- established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

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

Results of Operations

As of July 31, 2020, we had total assets of $2,724 and total liabilities of $791,251. Since our inception to July 31, 2020, we have an accumulated a deficit of $4,658,208. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three Months Ended July 31, 2020, compared to the Three months ended July 31, 2019

	For the Three Months Ended July 31,
	2020	2019	$ Change	% Change

Revenues	$4,608	$25,148	$(20,540)	-82%	1
Gross profit	$1,882	$11,728	$(9,846)	-84%	2
General and administrative expenses	$25,489	$11,932	$13,557	114%	3
Total other income (expense) - net	$(29,097)	$(12,943)	$(16,154)	125%	4

__________

1	Revenues decreased due to lack of expected sales and a reduction in marketing and advertising.

2

The gross profit in 2020 and 2019 was related to cost of revenues in the ordinary course of business. Overall, however, in 2020, there was a decrease in the volume of higher margin products as compared to 2019. The Company does not have sufficient cash resources to keep inventory on hand, which prevents the Company from making potential sales. The Company anticipates fluctuations in the mix of its product sales and expects its gross margin to fluctuate due to changes in product mix.

3

General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance, and other office related costs. The decrease is primarily due to decreased professional, personnel, and travel costs as business has slumped. Additionally, sales and marketing costs include costs to promote and sell our products. Sales and marketing costs during the three months ended July 31, 2020 and 2019 were $749 and $2,972, respectively. The decrease of $2,223 coincides with the Company s lack of available cash resources to maintain sufficient spending in this area.

4

Other income and expense during 2020 consisted of interest expense on the Company's debt. Interest expense for 2020 and 2019 was $29,097 and $7,272, respectively. During the three months ended July 31, 2019, the Company recognized a gain on ROU lease liability termination of $603 and a related impairment charge of $6,274 for the property and equipment that was no longer being used for operations.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank. As of July 31, 2020, our current assets totaled $2,724, of which $724 was cash on hand. The Company also has accounts receivable of $2,000. These conditions raise doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended July 31, 2020, net cash flows (used in) operating activities was ($37,031), compared to net cash provided by operating activities of $3,187 for the three months ended July 31, 2019.

For the three months ended July 31, 2020, net cash flows used in investing activities was $0, compared to $0 for the three months ended July 31, 2019.

For the three months ended July 31, 2020, net cash flows provided by financing activities of $35,250 related to proceeds from the issuance of convertible promissory notes of $36,050 offset by the repayment of related party advances of $800. Comparatively, for the three months ended July 31, 2019, net cash flows used in financing activities were $(300) for the repayment of a shareholder advance. To date, we have financed our operations primarily through the issuance of convertible notes and term loans.

During the period May 1, 2020 through September 18, 2020, the Company raised additional proceeds of $66,859 of 8% convertible notes. The proceeds were used to for working capital.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our condensed consolidated results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of July 31, 2020, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

ITEM 1A: RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended April 30, 2020. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended April 30, 2020 other than the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the quarter ended July 31, 2020 that were not previously reported in a Current Report on Form 8-K except as listed below. Except where noted, all of the securities discussed in this Part II, Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the three months ended July 31, 2020, the Company issued no shares of common stock.

During the three months ended July 31, 2020, the Company was able to raise $36,050 in 8%, convertible notes, under similar terms as its previous convertible note financings; and an additional $66,859 was raised during August and September 2020.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

At July 31, 2020, the Company was in default on certain convertible notes totaling $463,561 and related accrued interest of $198,701.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Effective August 1, 2020, the Company’s outstanding convertible notes payable (8%) and related accrued interest of approximately $662,000 were no longer in default as these debt instruments were extended to a maturity date of February 1, 2021.

ITEM 6. EXHIBITS

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

3.8	Bylaws (1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split (8)
3.10	Amendment to Articles of Incorporation effective December 8, 2017 to increase the authorized common stock outstanding to 2,000,000,000 and increase Series A Preferred stock to 15,000,000 (12)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC (6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC (6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC (7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC (9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC (8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC (8)
10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC (9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC (9)
10.24	Securities Purchase Agreement dated August 8, 2017 with RDW Capital, LLC (10)
10.25	Convertible Promissory Note dated August 7, 2017 held by RDW Capital, LLC (10)
10.26	Securities Purchase Agreement dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.27	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.29	Employment Agreement Paul Feldman (1)
10.30	Shenzen AE Technology Purchase Order (1)
10.31	Agreement with Carter, Terry & Company (1)
10.32	Convertible Promissory Note dated November 16, 2017 with Power Up Lending Group, Ltd. (13)
10.33	Convertible Promissory Note dated January 5, 2018 with Power Up Lending Group, Ltd. (13)
10.34	Form of Adar Securities purchase Agreement dated March 5, 2018 with Adar bays , LLC (14)
10.35	Form of Convertible Promissory Note dated March 5, 2018 with Adar bays, LLC (14)
10.36	Form of Back end Note 1 dated March 5, 2018 with Adar bays, LLC (14)
10.37	Form of Back end Note 2 dated March 5, 2018 with Adar bays, LLC (14)
10.38	Form of Collateralized Secured Promissory Note 1 dated March 5, 2018 with Adar bays, LLC (14)
10.39	Form of Collateralized Secured Promissory Note 2 dated March 5, 2018 with Adar bays, LLC (14)
10.40	Securities Purchase Agreement dated March 5, 2018 with Power Up Lending Group, Ltd. (15)
10.41	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (15)

10.42*	ACH Total Receipts Agreement dated June 8, 2018 with Reliant Funding
10.43*	Loan Agreement dated September 25, 2018 with Strategic Funding Source, Inc.
10.44	Promissory Note dated October 11, 2019 with Red Diamond Partners, LLC
10.45	Promissory Note dated October 11, 2019 with Red Diamond Partners, LLC
10.46	Promissory Note dated October 11, 2019 with Red Diamond Partners, LLC
10.47	Promissory Note dated October 24, 2019 with Red Diamond Partners, LLC
10.48	Promissory Note dated November 19, 2019 with Red Diamond Partners, LLC
10.49	Promissory Note dated November 26, 2019 with Red Diamond Partners, LLC
10.50	Promissory Note dated December 24, 2019 with Red Diamond Partners, LLC
10.51	Promissory Note dated January 14, 2020 with Red Diamond Partners, LLC
10.52	Promissory Note dated June 18, 2020 with Red Diamond Partners, LLC
10.53	Promissory Note dated July 13, 2020 with Red Diamond Partners, LLC
10.54	Promissory Note dated July 16, 2020 with Red Diamond Partners, LLC
10.55	Promissory Note dated July 23, 2020 with Red Diamond Partners, LLC
10.56	Promissory Note dated August 21, 2020 with Red Diamond Partners, LLC

10.57	Promissory Note dated September 15, 2020 with Red Diamond Partners, LLC
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

Force Protection Video Equipment Corp.
(Registrant)

September 18, 2020	By:	/s/ Paul Feldman
Paul Feldman
Chief Executive Officer,
Chief Financial Officer and Director

