Form 10-Q
period 2020-10-31
Force Protection Video Equipment Corp.
filed 2020-12-11
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2020 to October 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as the latest practicable date: 841,184,289 shares of common stock, par value $0.0001, were outstanding on December 10, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORCE PROTECTION VIDEO EQUIPMENT CORP

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Force Protection Video Equipment Corp.

Consolidated Balance Sheets

	October 31, 2020	April 30, 2020
	(Unaudited)

Assets

Current Assets
Cash	$1,049,557	$2,505
Accounts receivable	826	2,116
Total Current Assets	1,050,383	4,621

Total Assets	$1,050,383	$4,621

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$71,375	$237,233
Related party advance	8,050	12,150
Note payable	27,500	27,500
Convertible notes payable	788,020	463,561
Total Current Liabilities	894,945	740,444

Commitments and Contingencies (Note 4)

Series A, Redeemable Preferred Stock - Related Party - $0.0001 par value, 20,000,000 shares authorized 5,000,000 shares issued and outstanding, respectively	5,000	5,000

Series B, Redeemable Preferred Stock - stated value of $100/share 34,729 shares authorized, 10,500 and 0 shares issued, respectively and outstanding, respectively	1,050,000	-

Stockholders' Deficit

Common stock, $0.0001 par value, 20,000,000,000 shares authorized 841,184,289 shares issued and outstanding, respectively	84,119	84,119
Additional paid-in capital	3,780,562	3,780,562
Accumulated deficit	(4,764,243)	(4,605,504)
Total Stockholders' Deficit	(899,562)	(740,823)

Liabilities and Stockholders' Deficit	$1,050,383	$4,621

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2020	2019	2020	2019

Revenues	$9,389	$9,895	$13,997	$35,043

Cost of revenues	3,887	2,509	6,614	15,929

Gross profit	5,502	7,386	7,383	19,114

General and administrative expenses	95,855	6,913	121,343	18,845

(Income) loss from operations	(90,353)	473	(113,960)	269

Other income (expense) - net
Interest expense	(15,682)	(25,103)	(44,779)	(32,375)
Impairment of property and equipment	-	-	-	(6,274)
Gain on debt settlement	-	974	-	974
Gain on lease termination	-	-	-	603
Total other income (expense) - net	(15,682)	(24,129)	(44,779)	(37,072)

Net loss	$(106,035)	$(23,656)	$(158,739)	$(36,803)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average number of shares - basic and diluted	841,184,289	841,184,289	841,184,289	841,184,289

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Changes in Stockholders' Deficit

For the Three and Six Months Ended October 31, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

April 30, 2020	841,184,289	$84,119	$3,780,562	$(4,605,504)	$(740,823)

Net loss - three months ended July 31, 2020	-	-	-	(52,704)	(52,704)

July 31, 2020	841,184,289	84,119	3,780,562	(4,658,208)	(793,527)

Net loss - three months ended October 31, 2020	-	-	-	(106,035)	(106,035)

October 31, 2020	841,184,289	$84,119	$3,780,562	$(4,764,243)	$(899,562)

April 30, 2019	841,184,289	$84,119	$3,762,039	$(4,573,287)	$(727,129)

Forgiveness of accrued payroll - related party	-	-	18,523	-	18,523

Net loss - three months ended July 31, 2019	-	-	-	(13,147)	(13,147)

July 31, 2019	841,184,289	84,119	3,780,562	(4,586,434)	(721,753)

Net loss - three months ended October 31, 2019	-	-	-	(23,656)	(23,656)

October 31, 2019	841,184,289	$84,119	$3,780,562	$(4,610,090)	$(745,409)

The accompanying condensed notes are an integral part of these consolidated financial statements

Force Protection Video Equipment Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2020	2019

Operating activities
Net loss	$(158,739)	$(36,803)
Adjustments to reconcile net loss to net cash used in operations
Bad debt	756	343
Recognition of prepaid interest expense	-	10,234
Impairment of property and equipment	-	6,274
Gain on debt settlements - net	-	(974)
Gain on ROU lease liability termination	-	(603)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	534	3,988
Deposits and other assets	-	1,650
Increase (decrease) in
Accounts payable and accrued expenses	31,872	(11,854)
Deferred software maintenance revenue	-	(1,270)
Warranty	-	(136)
Net cash used in operating activities	(125,577)	(29,151)

Financing activities
Repayments on related party advance	(4,100)	(2,500)
Proceeds from note	-	27,500
Repayments on loans	-	(27,226)
Proceeds from issuance of convertible promissory notes	126,729	132,856
Repayments on convertible promissory notes	-	(98,710)
Proceeds from sale of Series B, redeemable preferred stock	1,050,000	-
Net cash provided by financing activities	1,172,629	31,920

Net increase (decrease) in cash	1,047,052	2,769

Cash - beginning of period	2,505	397

Cash - end of period	$1,049,557	$3,166

Supplemental disclosure of cash flow information
Cash paid for interest	$1,711	$12,177
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Reclassification of accrued interest to convertible note payable	$197,730	$-
Forgiveness of accrued payroll - related party	$-	$18,523
Termination of ROU lease asset and related liability	$-	$29,208

The accompanying condensed notes are an integral part of these consolidated financial statements

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

See Note 10 regarding share exchange agreement with SRAX, Inc. (“SRAX”) and expected change in control.

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

OCTOBER 31, 2020

Liquidity and Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended October 31, 2020, the Company had:

•	Net loss of $158,739; and
•	Net cash used in operations was $125,576

Additionally, at October 31, 2020, the Company had:

•	Accumulated deficit of $4,764,243,
•	Stockholders’ deficit of $899,562; and
•	Working capital of $155,438

At July 31, 2020, the Company was in default on certain convertible notes and related accrued interest. On August 1, 2020, the Company reached an agreement with its lenders to extend the due dates of its in-default convertible notes to February 1, 2021 (Note 3).

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts for the period ending October 31, 2020, and our current capital structure including equity-based instruments and our obligations and debts.

At October 31, 2020, the Company had $1,049,558 in cash. If we do not raise sufficient capital in a timely manner, among other things, we may be forced scale back our operations or cease operations all together. We expect that our existing cash and cash equivalents as of October 31, 2020, will not be sufficient to enable us to fund our anticipated level of operations based on our current operating plans, through the second quarter of fiscal year end 2022. Accordingly, we will require additional capital to fund our operations. We anticipate raising additional capital through the private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

During the six months ended of fiscal year 2021, the Company sold Series B, Redeemable Preferred Stock for $1,050,000 (Note 6). Additionally, the Company was able to raise $126,729 in 8%, convertible notes, under similar terms as its previous convertible note financings (Note 3). The Company’s capital-raising efforts are ongoing, and the Company has undertaken the following to reduce its burn rate: an ongoing review and reduction of monthly operating expenses. If sufficient capital cannot be raised during fiscal year 2021, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations to the extent practicable.

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

The significance of the impact of the COVID-19 outbreak on the Company’s business has been significant and has affected our ability to generate revenues and positive cash flows from operations. In light of the COVID-19 pandemic, the Company has taken proactive steps to manage its costs and discretionary spending.

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

OCTOBER 31, 2020

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

Significant estimates during the six months ended October 31, 2020 included allowance for doubtful accounts on accounts receivable and estimates of current and deferred income taxes and deferred tax valuation allowance.

Significant estimates during the six months ended October 31, 2019 included allowance for doubtful accounts on accounts receivable, estimated useful life and related impairment of property and equipment, valuation of operating lease right-of-use (“ROU”) assets and liabilities and the related lease termination and estimates of current and deferred income taxes and deferred tax valuation allowance.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At October 31, 2020 and April 30, 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Concentrations of Risk

During the six months ended October 31, 2020 and 2019, the following customers accounted for greater than 10% of sales as follows:

	Six Months Ended
Customer	October 31, 2020	October 31, 2019
A	16%	-
B	15%	-
C	12%	-
D	10%	-
E	-	18%
Total	53%	18%

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At October 31, 2020 and April 30, 2020, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At October 31, 2020, there were balances in excess of FDIC insured levels of approximately $800,000, however, the Company has not experienced any losses in such accounts through October 31, 2020 and April 30, 2020, respectively.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

Allowance for doubtful accounts was $0 and $0 at October 31, 2020 and April 30, 2020, respectively. For the three and six months ended October 31, 2020 and 2019, the Company recorded bad debt expense of $756 and $343, respectively.

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

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding office lease. All related property and equipment at that time was determined to be impaired. The Company recorded an impairment loss of property and equipment of $6,274 for the six months ended October 31, 2019.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

On May 1, 2019, the Company and its landlord mutually agreed to terminate the outstanding office lease. The Company had an ROU asset of $29,208 and a lease liability of $29,811 at the date of termination, resulting in a gain on lease termination of $603 for the six months ended October 31, 2019.

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

Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment recognized in the Company’s consolidated statements of operations. At October 31, 2020 and April 30, 2020, the Company did not have any derivative liabilities.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

At October 31, 2020 and April 30, 2020, the Company did not have any warrant liabilities.

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

At October 31, 2020 and April 30, 2020, the Company did not have any debt discounts recorded in connection with any derivative or stock warrant liabilities.

Beneficial Conversion Features and Debt Discounts

For instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470-20 to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the effective conversion price and the fair market value of the common stock (whereby the conversion price is lower than the fair market value) into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount is recorded as a debt discount and amortized over the life of the debt. ASC 470-20 further limits this debt discount amount to the proceeds allocated to the convertible instrument.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense in the consolidated statements of operations, over the life of the underlying debt instrument.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

OCTOBER 31, 2020

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

OCTOBER 31, 2020

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

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of October 31, 2020, and April 30, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded for the three and six months ended October 31, 2020 and 2019.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

The Company recognized $749 and $804 in marketing and advertising costs during the three months ended October 31, 2020 and 2019, respectively, and are included as a component of general and administrative expenses on the consolidated statements of operations.

The Company recognized $857 and $3,776 in marketing and advertising costs during the six months ended October 31, 2020 and 2019, respectively, and are included as a component of general and administrative expenses on the consolidated statements of operations.

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

OCTOBER 31, 2020

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

•	Exercise price,
•	Expected dividends,
•	Expected volatility,
•	Risk-free interest rate,
•	Expected life of option; and
•	Expected forfeiture rate

There were no stock option grants during the three and six months ended October 31, 2020 and 2019, respectively. Additionally, there were no stock options outstanding or exercisable as of October 31, 2020 and April 30, 2020, respectively.

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

There were no stock awards granted during the three and six months ended October 31, 2020 and 2019, respectively.

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

There were no warrants grants during the three and six months ended October 31, 2020 and 2019, respectively. Additionally, there were no warrants outstanding or exercisable as of October 31, 2020 and April 30, 2020, respectively.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

The following potentially dilutive equity securities outstanding for the six months ended October 31, 2020 and 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	October 31, 2020	October 31, 2019

Convertible notes (P&I)	2,676,696,667	6,739,747,705

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

OCTOBER 31, 2020

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

On May 1, 2020, the Company adopted ASU 2017-11, “Earnings per share (Topic 260)”, provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. If a down round feature on the conversion option embedded in the note is triggered, the Company will evaluate whether a beneficial conversion feature exists, the Company will record the amount as a debt discount and will amortize it over the remaining term of the debt.

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

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

Note 3 – Debt

Fiscal Year Ended April 30, 2021

Through July 31, 2020, the Company had issued numerous convertible promissory notes that were held by Red Diamond Partners, LLC, and their affiliates. In certain cases, these notes contained conversion features that required a discount to the market price based upon a formula using the Company’s stock prices. The Company has determined that each convertible promissory note conversion feature is indexed to the Company’s stock, which is an input to a fair value measurement of a fixed-for-fixed option on equity shares. Thus, the conversion feature of the notes met the scope exception under FASB Accounting Standards Codification (“ASC”) 815-40-15-7 and treatment under ASC 470-20 – “Debt with Conversion and Other Options” is appropriate.

On August 1, 2020, the Company consolidated all of the convertible note principal $499,611 and related accrued interest $197,730 totaling $697,341 into one master note, with subsequent convertible debt financings having the same terms and conditions as the master note (see below). Several of these notes were in default at the time of creating the new master note. The master note only amended these prior convertible notes to a new maturity date of February 1, 2021.

The Company evaluated the amendment of these convertible notes under ASC 470-50, "Debt Modification and Extinguishment", and concluded that the original and modified debt instruments are not considered substantially different as the difference between the present value of the remaining cash flows under the original and the modified terms is less than 10%. Because the original and new debt instruments are not considered substantially different, debt extinguishment accounting does not apply. Specifically, the maturity date extension did not result in significant and consequential changes to the economic substance of the debt. As a result, this transaction is considered a modification of debt.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

The terms of the master note and the subsequent convertible note financings were as follows at October 31, 2020:

Issuance Date of Convertible Notes	August 1, 2020 - September 29, 2020
Term of Convertible Notes	6 months
Maturity Dates	February 1, 2021 - March 29, 2021
Face amount of convertible notes	$788,020 (includes $197,730 of accrued interest converted)
Gross Proceeds	$126,729 (includes proceeds since May 1, 2020)
Interest Rate	8%
Default Interest Rate	24%
Collateral	Unsecured
Conversion Discount	Fixed at $0.0003 (subject to down round protection)*
Conversion Restriction	Ownership can not exceed 4.99%
Prepayment Penalty (Principal and Interest)	130%
Default Penalty at Option of Lender (Principal and Interest)	150%
Common Share Reserve	Three (3) times amount of possible shares needed upon conversion

* Upon creating the master note and for all subsequent debt issuances thereunder, each debt instrument contains a down round provision allowing debt holders to adjust the exercise price (currently fixed at $0.0003) to a new lower effective exercise price should a new offering of common stock or common stock equivalents occur with a lower exercise price.

In October 2020, the Company executed an equity-based offering of Series B, Redeemable Preferred Stock (See Note 6) with a calculated conversion price in excess of the $0.0003 fixed conversion price noted above. As a result, due to this equity-based issuance and in accordance with the guidance under ASU 2017-11, the down round feature was not triggered and no adjustment to exercise price was required during the six months ended October 31, 2020.

Additionally, the issuance of these convertible notes required an evaluation for the existence of a beneficial conversion feature or derivative liability. Management has concluded that no such features existed at the time of each convertible note issuance or at the time of any Series B, Redeemable Preferred Stock issuance.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

Fiscal Year Ended April 30, 2020

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

See above for creation of the master note on August 1, 2020.

Lenders

RDW Capital, LLC (“RDW”) - Convertible Notes (6 Notes)

See above for consolidation into master note.

Term of Convertible Notes	Approximately 6 months
Maturity Dates	September 10, 2016 – October 31, 2018, then February 1, 2021
Interest Rate	8%
Default Interest Rate	24%
Collateral	Unsecured
Conversion Discount	Fixed at $0.0003
Conversion Restriction	Ownership cannot exceed 4.99%
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	150%
Common Share Reserve	Three (3) times the possible shares needed upon conversion

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

Red Diamond Partners, LLC (“Red”) – Convertible Notes (12 Notes)

See above for consolidation into master note.

Issuance Date of Convertible Notes	October 11, 2019 – October 23, 2020
Term of Convertible Notes	Approximately 6 months
Maturity Dates	April 11, 2020 – January 23, 2021, then February 1, 2021
Gross Proceeds	$788,020
Interest Rate	8%
Default Interest Rate	24%
Collateral	Unsecured
Conversion Feature	Fixed at $0.0003
Conversion Restriction	Ownership cannot exceed 4.99%
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	150%
Common Share Reserve	Three (3) times the possible shares needed upon conversion

Red Diamond Partners, LLC – Term Note (1 Note)

Issuance Date of Note	October 11, 2019
Term of Note	Approximately 6 months
Maturity Date	April 11, 2020
Gross Proceeds	$27,500
Interest Rate	5%
Default Interest Rate	None
Collateral	5,000,000 shares, Series A, Redeemable Preferred Stock – all held by the Company’s CEO
Conversion Feature	None
Conversion Restriction	N/A
Prepayment Penalty (P&I)	130%
Default Penalty (P&I)	N/A
Common Share Reserve	N/A

As of October 31, 2020, the note payable of $27,500 along with accrued interest of $1,455 was in default.

In connection with the default, the lender has not called this debt and is not seeking to foreclose on the collateral and obtain the 5,000,000 shares of Series A, Redeemable, Preferred Stock (See Note 5).

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

The following is a summary of the Company’s convertible notes and related accrued interest (included as a component of accounts payable and accrued expenses) at October 31, 2020:

	Convertible Notes Payable
	Amounts	In-Default
Balance - April 30, 2019	$439,465	$439,465
Proceeds	175,756
Repayments	(132,460)
Gain on Debt Settlements - Net	(19,200)
Balance - April 30, 2020	463,561	420,661
Reclassification of accrued interest to convertible note payable	197,730
Proceeds	126,729
Balance - October 31, 2020	$788,020	$-

	Accrued Interest Payable
	Amounts	In-Default
Balance - April 30, 2019	149,636	149,636
Interest Expense - Net	65,367
Repayments	(2,040)
Gain on Debt Settlements - Net	(41,857)
Balance - April 30, 2020	171,106	168,174
Reclassification of accrued interest to convertible note payable	(197,730)
Interest Expense	41,613
Balance - October 31, 2020	$14,989	$-

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

The following is a summary of the Company’s note payable and related accrued interest (included as a component of accounts payable and accrued expenses) at October 31, 2020:

	Note Payable
	Amounts	In-Default
Balance - April 30, 2019	$-	$-
Proceeds	27,500
Balance - April 30, 2020	27,500	27,500
No activity	-
Balance - October 31, 2020	$27,500	$27,500

	Accrued Interest Payable
	Amounts	In-Default
Balance - April 30, 2019	-	-
Interest Expense	761
Balance - April 30, 2020	761	761
Interest Expense	694
Balance - October 31, 2020	$1,455	$1,455

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

OCTOBER 31, 2020

Note 5 – Series A, Redeemable Preferred Stock – Related Party

As of October 31, 2020, and April 30, 2020, respectively, there were 5,000,000 shares of $0.0001 par value, Series A, Redeemable Preferred Stock outstanding held by the Company’s Chief Executive Officer (“CEO”).

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

Note 6 – Series B, Redeemable Preferred Stock

In October 2020, the Company issued 10,500 shares of Series B, Redeemable Preferred Stock, having a fair value of $1,050,000 ($100/share). The holder of these shares is Red Diamond Partners, LLC, who also holds all of the Company’s outstanding convertible notes and accrued interest (See Note 3).

The following are the terms and conditions of the Series B, Redeemable Preferred Stock:

•	Authorized shares – 34,729.
•	Dividends – 5% after year 1. Increased to 15% with a triggering event (qualified financing of $5,000,000).
•	Stated Value - $100/share.
•	Non-voting
•	Liquidation preference – pro-rata on an as converted basis with commons stock.
•	Conversion Price (prior to a qualified financing of $5,000,000). Determined by dividing $15,000,000 by all fully diluted securities.
•	Conversion Price (after a qualified financing of $5,000,000). Requires automatic conversion into common stock based on the lesser of (i) 80% of the lowest share price of common stock in a qualified financing of $5,000,000 and (ii) the conversion price determined prior to a qualified financing of $5,000,000 (see above).
•	Redeemable in cash at 125% by the holder after a qualified financing of $5,000,000.

A preferred share is redeemable if there is any feature in the preferred share that will either (1) automatically (unconditionally or mandatorily) or contingently (conditionally) require the issuer to redeem the share or (2) permit the holder to compel the issuer to redeem (i.e., put) the share at any time or on the occurrence of a contingent event. The balance sheet classification of the preferred share (i.e., equity, temporary equity, or a liability) is not considered when evaluating if the preferred share is considered redeemable.

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

The Series B shares automatically convert into common stock upon a qualified financing ($5,000,000). Also, the holder may compel a cash redemption of 125% after a qualified financing ($5,000,000). These are conditional obligations; therefore, redemption is outside the control of the Company, thus creating a financial instrument to be classified as temporary equity on the balance sheet.

Additionally, the issuance of these Series B shares required an evaluation for the existence of a beneficial conversion feature or derivative liability. Management has concluded that no such features existed at the time of each issuance.

See Note 3 pertaining to the down round provision, which as of October 31, 2020 has not yet been triggered by the issuance of any Series B shares.

Note 7 – Revenues

All of the Company’s revenues are derived from business in North America. The following tables disaggregate our revenue by major product line, types of customers, and timing of revenue recognition for the six months ended October 31, 2020 and 2019, respectively:

	October 31, 2020		October 31, 2019

Major Product Lines	Revenue	% of Revenues	Revenue	% of Revenues

Cameras	$11,575	83%	$23,112	66%
Accessories	2,422	17%	11,931	34%
Total Net Revenue	$13,997	100%	$35,043	100%

Types of Customers	Revenue	% of Revenues	Revenue	% of Revenues

Federal	$560	4%	$3,154	9%
State and Local	13,157	94%	30,838	88%
Non-government	280	2%	1,051	3%
	$13,997	100%	$35,043	100%

Timing of Revenue Recognition	Revenue	% of Revenues	Revenue	% of Revenues

Transferred at a point in time	$13,997	100%	$35,043	100%
	$13,997	100%	$35,043	100%

FORCE PROTECTION VIDEO EQUIPMENT CORP. AND SUBSIDIARY

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

Note 8 - Stockholder’s Deficit

October 31, 2020

During the six months ended October 31, 2020, there were no equity transactions.

October 31, 2019

During the six months ended October 31, 2019, the Company’s CEO forgave accrued payroll of $18,523. Since the forgiveness occurred with a related party, accordingly there was no gain or loss, this resulted in a contribution to equity.

Note 9 – Related Party Transactions

Shareholder advances (repayments)

From time to time, the Company receives advances from and repays such advances to the Company’s CEO for working capital purposes and to repay indebtedness. The advances are non-interest bearing, unsecured and due on demand.

During the six months ended October 31, 2020, the Company repaid $4,100, resulting in an outstanding balance of $8,050.

During the six months ended October 31, 2019, the Company repaid $2,500, resulting in an outstanding balance of $12,150.

Note 10 – Share Exchange Agreement

On September 30, 2020, the Company and Paul Feldman, its sole officer, director and the sole holder of the Company’s Series A, Preferred Stock entered into a Share Exchange Agreement (the “Agreement”) with SRAX to acquire SRAX, Inc.’s wholly owned subsidiary, BIG Token, Inc. (“BIGtoken”). At closing, the Company will receive 100% of the outstanding equity shares of BIGtoken in exchange for the Company’s issuance of such number of shares of its common stock to SRAX which shall equal 88.9% of issued and outstanding shares of common stock post-closing. In addition, Paul Feldman has agreed to transfer his 5,000,000 shares of Series A, Preferred Stock to SRAX. The transaction will result in a change of control of the Company and the appointment of a new board of directors and officers. The closing is subject to certain condition precedents. There are no underwriting discounts or commissions to be paid. This transaction has not yet closed.

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

ITEM 1: BUSINESS

Overview

The Company is in the business of selling video and audio capture devices initially targeted to law enforcement agencies. With over 30 years of marketing to law enforcement, the Company’s CEO, Paul Feldman is able to leverage his extensive knowledge and base of contacts to produce sales. The Company has established a web site at www.forceprovideo.com whereby customers can view the Company’s products and place orders. We believe that given recent current events between law enforcement agencies and the public, which has been widely reported by the media, there is a significant market opportunity for the Company’s products. In the first quarter of fiscal 2016, the Company received multiple orders for the LE10 camera System. The LE10 is a small bodied, high definition (HD) camera which is half the size and half the price of most law enforcement cameras currently available. The LE10 and more recent addition the LE50 are rich with features that make them ideal for on-demand video and audio capture. The LE10 and LE50 do not require special software or expensive storage contracts. The video files can quickly be downloaded into a standard law enforcement case file and the micro-SD cards are sealed in the provided static evidence bags and then securely stored in the department’s evidence locker. The Company’s Video LE10 and LE50 cameras are a rugged design which incorporates Ambarella (NASDAQ “AMBA”) made chips that allow the cameras to record high-definition video.

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

Our primary products consist of video and audio recording devices as follows:

LE10 Law Enforcement Video Recorder. Retail price: $195. The LE10 on-body camera is designed for use by law enforcement and can be mounted on helmets, tactical vest, and riot shields. The LE10 provides high quality video and a sensor that allows the device to shoot in full HD at 30 fps, and 8 MP photos with shutter speed of 8fps in burst mode. In photo mode, the user can take pictures with a delayed timer. The device has three (3) resolutions and slow-motion capability allowing its user to create highly quality video while engaged in a variety of physical activity. The LE10 has built-in Wi-Fi, providing connectivity with a smartphone or tablet to enable remote control and content viewing functionality. Video taken by the LE10 is stored on a micro-HD SD card which can be transferred to a computer for use as evidence. Downloading the video into evidence requires no special software or expensive cloud storage contracts. The LE10 is equipped with a high-definition microphone to capture and record audio. The LE10 can also be used only as a standalone audio recorder to record witness statements or conduct interviews.

LE50 HD Body Cam. Retail price: $495. The LE50 includes many of the LE10 features in an on-body camera designed for use by law enforcement which can be mounted on helmets, tactical vest, and riot shields. The LE50 provides up to 10 hours of high-quality video with a built-in audio announcement feature, 50 hours of standby time, sound and vibration operation indication, 2″ TFT-LCD High Resolution Color Display, 32 GB of internal tamper proof storage, supports up to 128GB of memory, 140-degree field of view, white led illumination, waterproof level of IP65, metal clip with 360 degrees rotation, one button tag of important file feature and GPS recording.

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

Manufacturing

We purchase our finished products on an as needed basis from several manufacturers in Shenzhen China, Taiwan, and the USA. Our manufacturers provide production, labeling, and packaging of our finished product according to our specifications which is confirmed with each order placed. We are not subject to any supplier agreements which means we are not obligated to purchase a minimum amount of product or place orders in the future. We pay for all products we order at the time the order is placed. Upon placing an order, our manufacturer creates a purchase order reflecting: (i) the product ordered, (ii) price per item (iii) total cost for the order, (iv) total cost to ship product ordered from our manufacturer to our facility, (iv) that immediate payment in required at the time of the order, and (v) the delivery date and delivery address. All material used to manufacture our products is located, purchased and paid for by our manufacturers who invoices us only for our finished product. All products offered by Force Protection Video have a twelve (12) month warranty.

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

Competition

The market for on-body cameras is highly competitive. Further, we expect competition to increase in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known camera manufacturers such as Axon- Taser, WatchGuard, and Provision. Many of our current competitors have substantial market share, diversified product lines, well- established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

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

Intellectual Property

We currently have a patent pending on a new product.

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

Employees

As of the date of this report, we have one full time employee, Paul Feldman, who is our Director, Chief Executive Officer and Chief Financial Officer. Mr. Feldman spends approximately sixty (60) hours per week on our business. We have one full time employees who provide clerical and administrative services and one full time salesperson.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We maintain good relationships with our employees.

Results of Operations

As of October 31, 2020, we had total assets of $1,050,383 and total liabilities of $894,945. Since our inception to October 31, 2020, we have an accumulated a deficit of $4,764,243. We anticipate that we will continue to incur losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Three Months Ended October 31, 2020, compared to the Three Months Ended October 31, 2019

	For the Three Months Ended October 31,
	2020	2019	$ Change	% Change

Revenues	$9,389	$9,895	$(506)	-5%	1
Gross profit	$5,502	$7,386	$(1,884)	-26%	2
General and administrative expenses	$95,855	$6,913	$88,942	1287%	3
Total other income (expense) - net	$(15,682)	$(24,129)	$8,447	-35%	4

_____________

1	Revenues decreased due to lack of expected sales and a reduction in marketing and advertising.

2	The gross profit in 2020 and 2019 was related to cost of revenues in the ordinary course of business. Overall, however, in 2020, there was a decrease in the volume of higher margin products as compared to 2019. The Company does not have sufficient cash resources to keep inventory on hand, which prevents the Company from making potential sales. The Company anticipates fluctuations in the mix of its product sales and expects its gross margin to fluctuate due to changes in product mix.

3	General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance, and other office related costs. The increase is primarily due to professional fees. Additionally, sales and marketing costs include costs to promote and sell our products. Sales and marketing costs during the three months ended October 31, 2020 and 2019 were $749 and $804, respectively. The decrease of $55 coincides with the Company s lack of available cash resources to maintain sufficient spending in this area.

4	Other income and expense during 2020 consisted of interest expense on the Company's debt. Interest expense for 2020 and 2019 was $15,682 and $25,103, respectively. During the three months ended October 31, 2019, the Company recognized a gain on debt settlement of $974.

Six Months Ended October 31, 2020, compared to the Six Months Ended October 31, 2019

	For the Six Months Ended October 31,
	2020	2019	$ Change	% Change

Revenues	$13,997	$35,043	$(21,046)	-60%	1
Gross profit	$7,383	$19,114	$(11,731)	-61%	2
General and administrative expenses	$121,343	$18,845	$102,498	544%	3
Total other income (expense) - net	$(44,779)	$(37,072)	$(7,707)	21%	4

_____________

1	Revenues decreased due to lack of expected sales and a reduction in marketing and advertising.

2	The gross profit in 2020 and 2019 was related to cost of revenues in the ordinary course of business. Overall, however, in 2020, there was a decrease in the volume of higher margin products as compared to 2019. The Company does not have sufficient cash resources to keep inventory on hand, which prevents the Company from making potential sales. The Company anticipates fluctuations in the mix of its product sales and expects its gross margin to fluctuate due to changes in product mix.

3	General and administrative costs include costs related to personnel, professional fees, travel and entertainment, public company costs, product development, insurance, and other office related costs. The increase is primarily due to professional fees. Additionally, sales and marketing costs include costs to promote and sell our products. Sales and marketing costs during the six months ended October 31, 2020 and 2019 were $857 and $3,776, respectively. The decrease of $2,919 coincides with the Company’s lack of available cash resources to maintain sufficient spending in this area.

4	Other income and expense during 2020 consisted of interest expense on the Company's debt. Interest expense for 2020 and 2019 was $44,779 and $32,375, respectively. During the six months ended October 31, 2019, the Company recognized a gain on ROU lease liability termination of $603 and a related impairment charge of $6,274 for the property and equipment that was no longer being used for operations. The Company also recognized a gain on debt settlement of $974.

Liquidity and Working Capital

Our principal source of liquidity is cash in the bank. As of October 31, 2020, our current assets totaled $1,050,383, of which $1,049,557 was cash on hand. The Company also has accounts receivable of $826. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of business operations. We will try to raise additional funds through private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended October 31, 2020, net cash used in operating activities was $125,576, compared to net cash used in operating activities of $29,151 for the six months ended October 31, 2019.

For the six months ended October 31, 2020, net cash flows used in investing activities was $0, compared to $0 for the six months ended October 31, 2019.

For the six months ended October 31, 2020, net cash flows provided by financing activities of $1,172,629 related to proceeds of $1,050,000 from the sale of Series B, Redeemable Preferred Stock, and proceeds from the issuance of convertible promissory notes of $126,729 offset by the repayment of related party advances of $4,100. Comparatively, for the six months ended October 31, 2019, net cash flows provided by financing activities were $31,920, primarily related to proceeds from the issuance of convertible promissory notes of $132,856 offset by the repayments of convertible promissory notes of $98,710. Additionally, the Company received proceeds from the issuance of a note for $27,500, offset by loan repayments of $27,226 and related party advances of $2,500. To date, we have financed our operations primarily through the issuance of convertible notes and term loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of October 31, 2020, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

(3) Lack of formal documentation. We maintain very informal controls over the billing and invoicing procedures. As a result, invoicing delays have occurred. This is a significant material weakness in the billing cycle because this will cause inaccuracies in the ultimate completion of the sale, which is the collection of cash. Also, sales cut-off complications could arise due to these delays in billing. Bills should be sent to customers as soon as possible to expedite payment and otherwise keep the accounting system current.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our Common Stock, in which an adverse decision could have a material adverse effect.

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

Our business has been adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments has caused disruption to our operations and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines, and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions which could adversely affect our business, operations, and customer relationships. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company. We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually, which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this report. Subsequent to the next twelve-month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our gross profits, although there is no assurance that sufficient revenues will be generated to cover said costs. We must structure, establish, maintain, and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules, and regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes- Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder. Some of our more significant challenges of being a publicly reporting company will include the following:

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

Our actual results may differ from our projections if there are material changes in any of the factors or assumptions upon which we have based our projections. Such factors and assumptions include, without limitation, the development of our proprietary technology platform and our products, the timing of such development, market acceptance of our products, protection of our intellectual property, our success in implementing our strategic, operating and personnel initiatives and our ability to commercialize our products, any of which could impact sales, costs, and expenses and/or planned strategies and timing. As a result, it is possible that we may require significantly more capital resources to meet our capital needs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the six months ended October 31, 2020 that were not previously reported in a Current Report on Form 8-K except as listed below. Except where noted, all of the securities discussed in this Part II, Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the six months ended October 31, 2020, the Company raised $126,729 in 8%, convertible notes.

During the six months ended October 31, 2020, the Company issued no shares of common stock.

During the six months ended October 31, 2020, the Company raised $1,050,000 of Series B, Redeemable Preferred Stock.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

At October 31, 2020, the Company was in default on a note payable for $27,500 and related accrued interest of $1,455. The note is secured by all 5,000,000 shares of Series A, Redeemable Preferred Stock. The holder has not foreclosed on the collateral.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On September 30, 2020, the Company and Paul Feldman, our sole officer, director, and the sole holder of the Company’s Series A Preferred Stock (“Series A Preferred Stock”) entered into a Share Exchange Agreement (the “Agreement”) with SRAX, Inc. (“SRAX”) to acquire SRAX, Inc.’s wholly owned subsidiary, BIG Token, Inc. (“BIGtoken”). At closing, the Company will receive 100% of the outstanding equity shares of BIGtoken in exchange for the Company’s issuance of such number of shares of its common stock (“Common Stock”) to SRAX which shall equal 88.9% of issued and outstanding shares of Common Stock post-closing. In addition, Paul Feldman has agreed to transfer his 5,000,000 shares of Series A Preferred Stock to SRAX. The transaction will result in a change of control of the Company and the appointment of a new board of directors and officers and is subject to certain condition precedents of the Company.

The foregoing transaction was reported in the Company’s 8-K which was filed by the Company on October 5, 2020, which is incorporated herein by reference.

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

3.8	Bylaws (1)
3.9	Amendment to Articles of Incorporation filed on March 31, 2017 to reduce the number of common shares outstanding in a 1:250 reverse stock split (8)
3.10	Amendment to Articles of Incorporation effective December 8, 2017 to increase the authorized common stock outstanding to 2,000,000,000 and increase Series A Preferred stock to 15,000,000 (12)
10.1	Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.2	First Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital LLC (1)
10.3	Second Amended Securities Purchase Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.4	Registration Rights Agreement dated November 12, 2015 with RDW Capital, LLC (1)
10.5	Convertible Promissory Note dated November 12, 2015 held by RDW Capital, LLC (1)
10.6	Convertible Promissory Note dated December 31, 2015 held by RDW Capital, LLC (2)
10.7	Convertible Promissory Note dated March 10, 2016 held by RDW Capital, LLC (5)
10.8	Third Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (1)
10.9	Fourth Amended Securities Purchase Agreement dated February 17, 2016 with RDW Capital, LLC (3)
10.10	Securities Purchase Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.11	Convertible Promissory Note dated May 13, 2016 held by RDW Capital, LLC (4)
10.12	Convertible Promissory Note dated May 20, 2016 held by RDW Capital, LLC (5)
10.13	Registration Rights Agreement dated May 9, 2016 with RDW Capital, LLC (4)
10.14	Securities Purchase Agreement dated August 22, 2016 with RDW Capital, LLC (6)
10.15	Convertible Promissory Note dated August 22, 2016 held by RDW Capital, LLC (6)
10.16	Securities Purchase Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.17	Convertible Promissory Note dated September 1, 2016 held by RDW Capital, LLC (7)
10.18	Registration Rights Agreement dated September 1, 2016 with RDW Capital, LLC (7)
10.19	Convertible Promissory Note dated February 6, 2017 held by RDW Capital, LLC (9)
10.20	Securities Purchase Agreement dated March 31, 2017 with RDW Capital, LLC (8)
10.21	Convertible Promissory Note dated March 30, 2017 held by RDW Capital, LLC (8)
10.22	Convertible Promissory Note dated April 26, 2017 held by RDW Capital, LLC (9)
10.23	Convertible Promissory Note dated May 30, 2017 held by RDW Capital, LLC (9)
10.24	Securities Purchase Agreement dated August 8, 2017 with RDW Capital, LLC (10)
10.25	Convertible Promissory Note dated August 7, 2017 held by RDW Capital, LLC (10)
10.26	Securities Purchase Agreement dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.27	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (11)
10.29	Employment Agreement Paul Feldman (1)
10.30	Shenzen AE Technology Purchase Order (1)
10.31	Agreement with Carter, Terry & Company (1)
10.32	Convertible Promissory Note dated November 16, 2017 with Power Up Lending Group, Ltd. (13)
10.33	Convertible Promissory Note dated January 5, 2018 with Power Up Lending Group, Ltd. (13)
10.34	Form of Adar Securities purchase Agreement dated March 5, 2018 with Adar bays, LLC (14)
10.35	Form of Convertible Promissory Note dated March 5, 2018 with Adar bays, LLC (14)
10.36	Form of Back end Note 1 dated March 5, 2018 with Adar bays, LLC (14)
10.37	Form of Back end Note 2 dated March 5, 2018 with Adar bays, LLC (14)
10.38	Form of Collateralized Secured Promissory Note 1 dated March 5, 2018 with Adar bays, LLC (14)
10.39	Form of Collateralized Secured Promissory Note 2 dated March 5, 2018 with Adar bays, LLC (14)
10.40	Securities Purchase Agreement dated March 5, 2018 with Power Up Lending Group, Ltd. (15)
10.41	Convertible Promissory Note dated October 20, 2017 with Power Up Lending Group, Ltd. (15)

10.42*		ACH Total Receipts Agreement dated June 8, 2018 with Reliant Funding
10.43*		Loan Agreement dated September 25, 2018 with Strategic Funding Source, Inc.
10.44	XX	Promissory Note dated October 11, 2019 with Red Diamond Partners, LLC
10.45	XX	Promissory Note dated October 11, 2019 with Red Diamond Partners, LLC
10.46	XX	Promissory Note dated October 11, 2019 with Red Diamond Partners, LLC
10.47	XX	Promissory Note dated October 24, 2019 with Red Diamond Partners, LLC
10.48	XX	Promissory Note dated November 19, 2019 with Red Diamond Partners, LLC
10.49	XX	Promissory Note dated November 26, 2019 with Red Diamond Partners, LLC
10.50	XX	Promissory Note dated December 24, 2019 with Red Diamond Partners, LLC
10.51	XX	Promissory Note dated January 14, 2020 with Red Diamond Partners, LLC
10.52	XX	Promissory Note dated June 18, 2020 with Red Diamond Partners, LLC
10.53	XX	Promissory Note dated July 13, 2020 with Red Diamond Partners, LLC
10.54	XX	Promissory Note dated July 16, 2020 with Red Diamond Partners, LLC
10.55	XX	Promissory Note dated July 23, 2020 with Red Diamond Partners, LLC
10.56	XX	Promissory Note dated August 1, 2020 with Red Diamond Partners, LLC
10.57	XX	Promissory Note dated August 21, 2020 with Red Diamond Partners, LLC
10.58	XX	Promissory Note dated September 15, 2020 with Red Diamond Partners, LLC
10.59	XX	Promissory Note dated September 18, 2020 with Red Diamond Partners, LLC
10.60	XX	Promissory Note dated September 29, 2020 with Red Diamond Partners, LLC
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

(1)	Incorporated by reference to Form S-1 filed on February 22, 2016.
(2)	Incorporated by reference to Form 8-K filed on January 4, 2016.
(3)	Incorporated by reference to Form S-1/A filed on March 7, 2016
(4)	Incorporated by reference to Form 8-K filed on May 18, 2016.
(5)	Incorporated by reference to Form 10-K filed on June 27, 2016.
(6)	Incorporated by reference to Form 8-K filed on August 24, 2016.
(7)	Incorporated by reference to Form S-1 filed on October 11, 2016.
(8)	Incorporated by reference to Form 8-K filed on March 31, 2017.
(9)	Incorporated by reference to Form 10-K filed on July 27, 2017.
(10)	Incorporated by reference to Form 8-K filed on August 10, 2017.
(11)	Incorporated by reference to Form 8-K filed on October 25, 2017.
(12)	Incorporated by reference to Form 10-Q filed on December 14, 2017.
(13)	Incorporated by reference to Form 10-Q filed on February 28, 2018.
(14)	Incorporated by reference to Form 8-K filed on March 5, 2018.
(15)	Incorporated by reference to Form 8-K filed on March 8, 2018.
XX	Incorporated by reference, as filed during fiscal years ended April 30, 2021 and 2020, respectively, on Forms 10-Q or 8-K.

Signatures

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Force Protection Video Equipment Corp.
(Registrant)

December 10, 2020	By: /s/ Paul Feldman
Paul Feldman Chief Executive Officer, Chief Financial Officer and Director

