Form 10-K
period 2020-12-31
Force Protection Video Equipment Corp.
filed 2021-04-15
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Force Protection Video Equipment Corp.

(Exact name of registrant as specified in its charter)

Florida	000-55519	45-1443512
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

2629 Townsgate Road, Suite 215

Westlake Village, CA 91361

(Address of principal executive offices)

(714) 312-6844

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,018,842 based on the closing price of $0.002 on October 31, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 158,244,935,162 shares of Class A common stock are outstanding as of April 14, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission including and our Quarterly Reports on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Annual to the “Company,” “we,” “us” or “our” refer to Force Protection Video Equipment Corporation and our wholly owned subsidiary BIG Token, Inc. on a consolidated basis. All references to “Common Stock” or “Common Shares” refers to the common stock, $0.00000001 par value (upon effectiveness of our amendment to the articles of incorporation filed on April 15, 2021), of Forced Protection Video Equipment. All references to “BIG Token”, “BIG Token Application” or “BIG Token business” refers to our wholly owned subsidiary and corresponding operations that consist of a consumer based platform, technologies offer and services used to identify and reach target consumers which we purchased from SRAX, Inc. (“SRAX”) on February 4, 2021.

As used herein, references to (i) “Exchange Agreement” refer to that certain share exchange agreement entered into by and between the Company, SRAX, and Paul Feldman (the Company’s prior CEO) on September 30, 2020, (ii) “Exchange Amendment” refer to the amendment to the Exchange Agreement entered into by between the Company, SRAX, and Paul Feldman on January 27, 2021, (iii) “TSA” refer to the transition services agreement entered into by and between SRAX and BIGtoken on January 27, 2021, (iv) “MSA” refer to the master separation agreement entered into by BIGtoken and SRAX on January 27, 2021, (v) “FPVD Warrants” refer to the common stock purchase warrants the Company issued as a result of SRAX’s June 30, 2020 convertible debt offering whereby we assumed the obligation to issue 25,568,064,462 Common Stock purchase warrants, and (vi) “Debt Exchange Agreement” refer to the debt exchange agreement the Company entered into with Red Diamond Partners, LLC pursuant to which Red Diamond exchanged an aggregate of $815,520 of principal plus accrued interest for (i) 7,000,000,000 shares of unrestricted Common Stock and (ii) 8,313 shares of Series C Convertible Preferred Stock, convertible into approximately 12,864,419,313 shares of common Stock.

ITEM 1.	BUSINESS.

Our Business

Prior to the completion of the Share Exchange, BIG Token was an operating segment of SRAX. On February 4, 2021 we completed the Share Exchange. As a result, BIG Token became our wholly owned subsidiary and we adopted BIG Token’s business plan. We anticipate formally changing our name to BIG Token in the future. In connection with the Share Exchange, we also entered into certain agreements with SRAX including but not limited to the TSA and MSA, as more fully described below. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

We were initially incorporated as M Street Gallery, Inc. in March of 2011, in the state of Florida. On September 25, 2013, we changed our name to Enhance-Your-Reputation.com, Inc. On February 1, 2015, we changed our name to Force Protection Video Equipment Corporation. Our headquarters are located in Westlake Village, California, but we work as a virtually distributed organization. On February 4, 2021 we completed a share exchange with BIG Token, Inc., a wholly owned subsidiary of SRAX. As a result of the exchange, BIG Token became our wholly owned subsidiary. Additionally, simultaneous with the exchange, we adopted BIG Token’s business plan.

Company Overview

We are a data technology company offering a consumer based mobile application that allows consumers to own and earn from their digital data. We generate revenue by anonymizing the data, and using it to extract consumer insights that we sell to brand advertisers. Our consumer- based platform and technologies offer tools and services to identify and reach the target consumers of our brand advertisers. Our technologies assist our clients to identify their core consumers and such consumers’ characteristics across various channels in order to discover new and measurable opportunities that amplify the performance of marketing campaigns and maximize a return on marketing spend.

When consumers download our app, we ask them some questions, engage them with surveys, and ask them to connect their various online accounts including their bank accounts, credit card accounts, and social media accounts. Based on the amount of information they provide directly by answering questions or taking surveys, or passively, by connecting accounts, we’re able to track more than 4,000 attributes per consumer.

We derive our revenues from applying the data we collect, and deriving insights and audiences that we use to increase the efficiency of the online advertising of our clients. We then share the revenue generated with our consumers based on their activity and various other parameters.

To date, there have been more than 16 million accounts registered on BIG Token. The vast majority of our registrations have been driven by referrals from existing users who get rewards for driving new users. Of the 16 million, we’ve “verified” over 9 million through emails and bot detection techniques.

Our Market Opportunity – Data Economy

The global big data market is forecasted to grow to $103B by 2027, more than double its market size in 2018. A consumer’s digital footprint includes everything they search for, view, read, listen to, purchase, like or comment on.

Data spending keeps rising - The majority of survey respondents (69.2%) said their organizations increased spending on data and related services in 2018 (relative to 2017), while over three-fourths (78.2%) anticipate investing even more in the coming year.

Companies are prioritizing data-driven insights in order to develop marketing strategy and allocate marketing spend.

Government Regulation On Data Privacy Is Driving Major Tech Companies To Restrict Or Eliminate Traditional Data Collection Techniques

Regulation is changing the way businesses and tech can use data. In 2016, the European Union (EU) passed the General Data Protection Regulation (GDPR) to give individuals control over their personal data and to unify regulations within the EU. Other seminal regulatory events include the 2018 passage of the California Consumer Privacy Act (CCPA) intended to enhance privacy rights and consumer protection for Californians.

In response to the changing global regulatory environment around data privacy, major tech companies are changing how they allow their customers to collect user data. Notably, the major browsers, including Google’s Chrome and Apple’s Safari, are eliminating, or severely restricting, the use of 3rd party cookies. Those cookies have been a principal way that brands have been able to identify and market to consumers. In addition, in iOS 14, Apple is changing the Identifier For Advertiser (IDFA) tags used by mobile apps to identify users from opt out, to opt-in.

As a result of the intensifying regulatory landscape, and the tech industry’s response, first-party opt-in data, like that collected by BIGtoken, is becoming increasingly valuable. As we scale our compliant first party data set, BIGtoken will be strongly positioned to capitalize on the rapidly evolving data marketplace. We are currently focused on increasing registered users on the platform, increasing the engagement of our users, monetizing our data driven insights, and rewarding our users for sharing their data.

Given the massive tailwinds in data privacy, and our focus on first-party opt-in data, we believe BIGtoken is well positioned to accelerate growth as we play an increasingly larger role in ensuring data privacy is treated as a human right.

For additional information about government regulation applicable to our business, see Risk Factors in Part I, Item 1A.

Our Competitive Advantages — What Sets Us Apart

With the changing data privacy landscape, BIGtoken’s product offering is well positioned to provide marketing solutions compliant with these new and evolving regulations. BIGtoken’s product offering provides marketers with data solutions that traditional data providers cannot:

●	Data accuracy for research and ad targeting
●	Manage reach and frequency with greater accuracy across multiple media platforms
●	Access to consumers at scale for research, measurement, and attribution
●	Speed of execution for research and new targeting cohorts
●	Ability to target advertising to consumers based on identity without cookies

Consumers are increasingly demanding data privacy, compensation for their data, and transparency and choice of how their data is used. The BIGtoken platform is focused on providing consumers with the tools and preferences they need to achieve their unique data requirements, including:

●	Compensation
Consumers earn when they opt-in to sharing their data and when that data is purchased.

●	Choice
Consumers decide what data is shared & who can buy it.

●	Transparency
Consumers are fully aware of how their data is used.

Our Growth Strategy

Our business is currently based on using our mobile app to aggregate users who opt-in to provide us their data via direct and passive actions, anonymizing that data, and using that data to provide unique consumer insights that enable marketers to advertise more efficiently. We believe that as the information gathered through the BIGtoken platform scales, we will be able to introduce new products, and monetize our growing user base at increasingly higher rates.

We are currently focused on increasing registered users on the platform, increasing the engagement of our users, monetizing our data driven insights, and rewarding our users for sharing their data. As part of this strategy, we continue to explore partnership opportunities that would allow us to leverage the capabilities of the BIGtoken platform to effectively grow the platform and increase and enhance our user experience and user rewards / compensation.

Examples of how we plan to use BIGtoken and the proprietary consumer data derived therefrom include:

●	The use of BIGtoken user surveys and the sale of such information received from surveys.

●	The creation and management of targeted rewards and loyalty programs based on information and buying trends ascertained by data captured on our BIGtoken platform. We offer this solution both on and off the BIGtoken app.

●	The ability to assist our customers in conducting market research based on analytics received from users of the BIGtoken platform.

●	The ability to identify specific audiences for our customers and to target questions, surveys and data analytics geared toward our customers’ products / industries. Additionally, if we are unable to scale the needed information for a customer’s target audience, we may utilize our proprietary analytics to gain insight to further focus and refine user segments that need to be targeted in order to optimize data and media spend.

●	The use of Lightning Insights that allow our customers to conduct research around specific audience groups through both long and short research studies.

●	The creation of customized loyalty programs that utilize rewards to drive consumer purchasing habits.

●	We plan to increasingly embrace crypto-currencies, including, but limited to, offering to reward our users with Bitcoin and other cryptocurrency, offering to pay our employees and vendors with such currency. offering our users digital wallets to store their crypto, enabling our users to store rewards in interest bearing stablecoins, holding cryptocurrency in our Treasury, developing our own Layer One Protocol optimized for users to own and monetize data, developing our own cryptocurrency to be used as rewards.

Marketing and sales

We market our services through our in-house sales team, with a focus today on the largest brand advertisers with the biggest advertising budgets. Our customers include 8 of the 10 largest brand advertisers, each poised to dramatically increase their spend with BIGtoken in 2021. We believe that our focus on the largest brand advertisers will not only drive meaningful revenue growth but will help build the BIGtoken brand as the leader in privacy focused, opt in, first-party data, positioning us well when we expand our focus to mid-market agencies and brands.

On the client side, our in-house marketing is focused on positioning BIGtoken as a thought leader in data privacy, via social media, including Facebook, LinkedIn and Twitter, public relations (PR), industry events and the creation of white papers which assist in our marketing efforts and are used as lead generation tools for our sales team.

On the consumer side, we are focused on marrying our privacy leadership, with a reward system that provides meaningful value to our users who provide us with meaningful data.

Intellectual property

We currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We have one Trademark, “BIGtoken.”

Competition

We operate in a highly competitive digital media and ad tech environment. We compete based on our ability to: assist our customers in obtaining the best available prices, data, and analytics, our customer service and, the quality and accessibility of our innovative products and service offerings. We believe our platform provides for a competitive advantage. We expect an increasing number of other companies to provide similar services, leading to an increasingly competitive landscape.

Government Regulations

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, product liability, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance, securities law compliance, and online payment services. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people’s data. Foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union and includes significant penalties for non-compliance. The California Consumer Privacy Act, which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business, such as liability for copyright infringement. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

We may become the subject of investigations, inquiries, data requests, requests for information, actions, and audits by government authorities and regulators in the United States, Europe, and around the world, particularly in the areas of privacy, data protection, law enforcement, consumer protection, and competition, as we continue to grow and expand our operations. We are currently, and may in the future be, subject to regulatory orders or consent decrees, including the modified consent order we entered into in July 2019 with the U.S. Federal Trade Commission (FTC) which is pending federal court approval and which, among other matters, will require us to implement a comprehensive expansion of our privacy program. Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business, divert resources and the attention of management from our business, or subject us to other remedies that adversely affect our business.

We anticipate embracing crypto and digital assets in the future. The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect our development and the value. Regulation of digital assets, like cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

Employees and Human Capital Resources

As of March 26, 2021, we had 86 full-time employees. 7 are engaged in executive management such as our Chief Executive Officer, 57 in information technology including those participating in our research and development efforts, 7 in sales and marketing, 8 in integration and customer support and 7 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel, whether existing employees or new hires, through the granting of stock-based and cash-based compensation awards. We believe that this increases value to our stockholders and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As the success of our business is fundamentally connected to the well-being of our employees, we are committed to their health, safety and wellness. We provide our employees and their families with access to convenient health and wellness programs, including benefits that provide protection and security giving them peace of mind concerning events that may require time away from work or that impact their financial well-being; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations, including working in a remote environment where appropriate or required.

Relationship with SRAX

We have operated as an operating segment of SRAX since April 1, 2020. SRAX currently provides certain services to us, and costs associated with these functions are billed to us. These services relate to: executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other services.

On February 4, 2021, we completed the share exchange transaction (“Share Exchange”) as described in the share exchange agreement (“Exchange Agreement”). The Exchange Agreement and proposed Share Exchange was disclosed in our Current Report on Form 8-K that was filed with the Securities and Exchange Commission (the “Commission” or “SEC”)) on October 5, 2020.

Pursuant to the Share Exchange, we acquired all of the outstanding capital stock of BIG Token. As a result, we became a majority owned subsidiary of SRAX, BIG Token became our wholly owned subsidiary and Force Protection Video Equipment Corporation adopted BIG Token’s business plan. In connection with the Share Exchange, we entered into the following agreements:

Transition Services Agreement

On January 27, 2021, we entered into the Transition Services Agreement (“TSA”) with SRAX and BIG Token. Pursuant to the TSA, SRAX will provide us with certain transitional related services for such period of time as needed. Pursuant to the TSA, we pay SRAX, on a monthly basis, for certain services required to run the BIG Token business and platform, including but not limited to: (i) general and administrative services, (ii) finance and accounting services, (iii) technical operations, (iv) software services, (v) human resources services, (vi) use of facilities, (vii) and other services on an as needed basis if requested by the Company.

Master Separation Agreement

On January 27, 2021, we entered into a Master Separation Agreement (“MSA”) with SRAX. Pursuant to the MSA: (a) SRAX transferred all of the BIG Token assets required to run the BIG Token business including but not limited to (i) SRAXauto, SRAXcore, and SRAXshopper advertising tools and software, (ii) the BIG Token platform, (iii) associated BIG Token software and hardware; (iv) contracts associated with BIG Token, (v) intellectual property rights associated with BIG Token, (vi) bank accounts and certain inventory of BIG Token, and (vii) other assets required in the BIG Token business; and (b) certain liabilities and obligations related to the BIG Token business including but not limited to (v) liabilities related to the BIG Token business, (w) certain BIG Token accounts payable, (x) liabilities resulting from BIG Token contracts, (y) liabilities arising out of third-party claims against the BIG Token business and its assets, and (z) other liabilities that arise out of or result from the BIG Token business prior or subsequent to the closing of the Share Exchange. SRAX and the Company further agreed to take such steps necessary to facilitate the transfers, including continued efforts on each party if there is any delay in the assignment of any asset or liability.

The MSA also requires, for as long as SRAX is required to consolidate our results of operations and financial position, that we agree to: (i) prepare its annual and quarterly financial statements in accordance with the general accepted accounting principles (GAAP), (ii) undertake certain internal controls and procedures over financial reporting, (iii) provide our preliminary financial statements to SRAX for review, (iv) file all required quarterly and annual reports with the Commission on a timely basis, (v) provide SRAX with all annual budgets and periodic financial projections related to our operations on a consolidated basis, (vi) cooperate with SRAX on all public filings, press releases, and proxy statements filed or disseminated by SRAX as needed, and (vii) to use the same certified public accountant as SRAX.

Provided that SRAX owns at least fifty percent (50%) of the total voting power of our capital stock, without the prior consent of SRAX, we (i) will not restrict the ability of SRAX to sell, transfer or dispose of the Common Stock, (ii) will not breach certain contraction obligation to which SRAX is a party to and pursuant to which we receive a benefit pursuant to the TSA, and (iii) will not make any acquisitions or dispositions of businesses or assets in excess of $3,000,000 in the aggregate, or acquire shares, or interest in any company or partnership or loans in excess of $3,000,000 in the aggregate.

SRAX as our Controlling Stockholder

SRAX currently owns 149,562,566,584 shares of our Common Stock or approximately 95% of the voting power of the Company. For as long as SRAX continues to control more than 50% of our outstanding common stock, SRAX or its successor-in-interest will be able to direct the election of all the members of our board of directors. Similarly, SRAX will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in control of us and will have the power to take certain other actions that might be favorable to SRAX. In addition, the master separation agreement will provide that, as long as SRAX beneficially owns at least 50% of the total voting power of our outstanding capital stock entitled to vote in the election of our board of directors, we will not (without SRAX’s prior written consent) take certain actions, such as incurring additional indebtedness and acquiring businesses or assets or disposing of assets in excess of certain amounts. To preserve the tax-free treatment of the separation, the master separation agreement will include certain covenants and restrictions to ensure that, until immediately prior to the share exchange, SRAX will retain beneficial ownership of at least 80% of our carve-out voting power and 80% of each class of nonvoting capital stock, if any is outstanding. In addition, to preserve the tax-free treatment of the separation, we will agree in the tax matters agreement to restrictions, including restrictions that would be effective during the period following the distribution, that could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

ITEM 1A.	RISK FACTORS.

Investing in our Common Stock involves substantial risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our financial statements and the related notes included elsewhere in this Annual Report, before deciding whether to invest in shares of our common stock. We describe below what we believe are currently the material risks and uncertainties we face, but they are not the only risks and uncertainties we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic, or other epidemic and pandemic diseases or governmental or other actions taken in response to them, could significantly disrupt our business.

Outbreaks of epidemic, pandemic or contagious diseases, such as the recent SARS-CoV-2 virus, or coronavirus, which causes coronavirus disease 2019, or COVID-19, or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, could significantly disrupt our business. These outbreaks pose the risk that we or our employees, contractors, and other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease within these groups, or due to restrictions that may be requested or mandated by governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of all or part of our facilities and the facilities of our partners. As the COVID-19 pandemic rapidly evolves and spreads, both across the United States and through much of the world, we continue to actively monitor the impact that COVID-19 is having and may have on our business.

As a result of the COVID-19 pandemic, many states and counties have issued and may in the future issue orders for all residents to remain at home, except as needed for essential activities, and have placed restrictions on the scope and conduct of business activities. As a result, we have implemented work from home policies for a majority of our employees that may continue for an indefinite period. We have taken steps to ensure the safety of our patients and employees, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve.

In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population, such as the global COVID-19 pandemic, could result in a widespread health crisis and adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our current or future products.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the value of our common stock.

Risks Related to Our Business

We have a history of operating losses and there are no assurances we will report profitable operations in the foreseeable future.

We have losses from operations of $8,581,000 and $15,981,000 for the years ended December 31, 2020 and 2019, respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are not able to grow, increase revenue and begin generating consistent profits, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products. Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing. Our cash, cash equivalents and short-term investment balance as of December 31, 2020 was approximately $1,000. On March 12, 2021 we closed on the private placement of our Series B Preferred Stock. The offering resulted in gross proceeds of 4,724,827, not including an additional $1,050,000 that we closed on in October 2020. Based on our cash, cash equivalents and short term investments, as well as the proceeds from our offering, as well as our current expected level of operating expenditures, we expect to be able to fund our operations through the third quarter of 2021. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations. Accordingly, despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

We will need to raise additional capital to continue operations.

We have historically operated as a business unit of SRAX and accordingly, SRAX has funded our operations. As of December 31, 2020, we had minimal cash or cash equivalents or short-term investment. On March 12, 2021, we closed on a private placement of our Series B Preferred Stock resulting in gross proceeds of approximately $4.7 million. Based on our cash, cash equivalents and short term investments, as well as the proceeds from our offering, as well as our current expected level of operating expenditures, we expect to be able to fund our operations through the third quarter of 2021. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt. Our inability to operate profitably, or secure additional financing will materially impact our ability to fund our current and planned operations.

We have spent and expect to continue spending substantial cash in the execution of our business plan and the development of the BIG Token platform. We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund our operations, develop or enhance our product offerings, take advantage of business opportunities or respond to competitive market pressures. If we exhaust our cash reserves and are unable to secure additional financing, we may be unable to meet our obligations which could result in us initiating bankruptcy proceedings or delaying or eliminating some or all our research and product development programs.

Our failure to maintain an effective system of internal control over financial reporting may result in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Or management has determined that, as of December 31, 2020, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2020 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2021. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

If we are unable to successfully retain and integrate a new management team, our business could be harmed.

We have historically operated as a business unit of SRAX. Our success depends largely on the development and execution of our business strategy by our senior management team. Effective February 16, 2021, Lou Kerner was appointed Chief Executive Officer. Our success depends largely on the development and execution of our business strategy by our senior management team. We currently have a limited executive team which may adversely affect our business. Additionally, the loss of any members or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

We depend on the services of our executive officers and the loss of any of their services could harm our ability to operate our business in future periods.

Our success largely depends on the efforts and abilities of our or Chief Executive Officer, Lou Kerner. We are a party to an employment agreement with Mr. Kerner. Although we do not expect to lose his services in the foreseeable future, the loss of any of them could materially harm our business and operations in future periods until such time as we were able to engage a suitable replacement.

We have no operating history as a standalone entity or management team as presently configured which results in a high degree of uncertainty regarding our ability to effectively operate our business.

Our limited staff, operating history as well as our recently appointed management team means that there is a high degree of uncertainty regarding our ability to:

●	develop and commercialize our technologies and proposed products;
●	identify, hire and retain the needed personnel to implement our business plan;
●	manage growth; or
●	respond to competition.

No assurances can be given as to exactly when, if at all, we will be able to develop our business or take the necessary steps to derive net income.

The employment contract of Lou Kerner contains anti-termination provisions which could make changes in management difficult or expensive.

We have entered into an employment agreement with Lou Kerner, our Chief Executive Officer. This agreement may require the payment of severance in the event he ceases to be employed. The provision makes the replacement of Mr. Kerner costly and could cause difficulty in effecting any required changes in management or a change in control.

We may be required to expend significant capital to redeem BIGtoken Points which will negatively impact our ability to fund our core operations.

Users of BIGtoken receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on BIGtoken. We are currently redeeming each point for up to $0.01, subject to the user meeting certain conditions. As of December 31, 2020, we recorded a contingent liability for future point redemptions equal to approximately $445,000 and we have redeemed an aggregate amount of approximately $1,250,000. As of December 31, 2020, we had approximately 16 million application downloads. If our users continue to increase, we will be required to have enough cash reserves to redeem points held by our qualified users for cash. There can be no assurance that we will have enough cash reserves, or if we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

If our efforts to attract and retain BIGtoken users are not successful, our number of users and the amount of data collected could fail to reach critical mass, grow or decline and our potential for BIGtoken to earn revenues may be materially affected.

We will be dependent on advertisers to pay us for access to user data. We must attract users to grow the amount of accessible data and make it attractive to these third parties. If the public does not perceive our mission or our services to be reliable, valuable or of high quality, we may not be able to attract or retain users and create a critical mass of data which will impact our ability to earn revenues which could have a materially adversely affected us.

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is evolving and uncertain, and new regulations or policies may materially adversely affect our development.

We anticipate embracing digital assets and cryptocurrencies in the future. Regulation of digital assets like, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of the Company if we materially embrace digital assets and cryptocurrencies in the future.

Natural disasters, epidemic or pandemic disease outbreaks, trade wars, political unrest or other events could disrupt our business or operations or those of our development partners, manufacturers, regulators or other third parties with whom we conduct business now or in the future.

A wide variety of events beyond our control, including natural disasters, epidemic or pandemic disease outbreaks (such as the recent novel coronavirus outbreak), trade wars, political unrest or other events could disrupt our business or operations or those of our manufacturers, regulatory authorities, or other third parties with whom we conduct business. These events may cause businesses and government agencies to be shut down, supply chains to be interrupted, slowed, or rendered inoperable, and individuals to become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. For example, California recently ordered most businesses closed, mandating work-from-home arrangements, where feasible, in response to the coronavirus pandemic. These limitations could negatively affect our business operations and continuity and could negatively impact our ability to timely perform basic business functions, including making SEC filings and preparing financial reports. If our operations or those of third parties with whom we have business are impaired or curtailed as a result of these events, the development and commercialization of our products and product candidates could be impaired or halted, which could have a material adverse impact on our business.

Challenges in acquiring user data could adversely affect our ability to retain and expand BIGtoken, and therefore could materially affect our business, financial condition and results of operations.

In order to expand BIGtoken, we must continue to expend resources to make the submission of user data as user-friendly as possible. We, and our users, may face legal, logistical, cultural and commercial challenges in procuring user data. Additionally, once such data is obtained, if the process for validation and collection of rewards may be perceived as too cumbersome and discourage potential users from submission. We may need to expend significant resources on user interfaces for evolving platforms, such as mobile devices. Inconveniences to our users or potential users at any stage of the process may materially challenge our growth.

If we fail to ensure that the user data derived from BIGtoken is of high quality, our ability to attract customers or monetize the data may be materially impaired.

The reliability of our user data depends upon the integrity and the quality of the process of accepting user data into BIGtoken. We will take certain measures to validate user data submitted by our users and potential users to assure a high quality of data in BIGtoken and generally confirming that data is submitted in accordance with our terms for such data. We must continue to invest in our quality control measures relating to BIGtoken in order to provide a high-quality product to potential customers.

If BIGtoken experiences an excessive rate of user attrition, our ability to attract customers could fail.

Users may elect to have their data deleted from BIGtoken at any time. We must continually add new users both to replace users who choose to delete their data and to increase our user base. Users may choose to delete their data for many reasons. If users are concerned about privacy and security and do not perceive BIGtoken to be reliable, if we fail to keep users engaged and interested in our application, or if we simply lose our users’ attention, we could fail to gather sufficient user data and our ability to earn revenues may be materially affected.

If we are unable to manage our marketing and advertising expenses, it could materially harm our results of operations and growth.

We plan to rely in part on our marketing and advertising efforts to attract new members. Our future growth and profitability, as well as the maintenance and enhancement of our brand, will depend in large part on the effectiveness and efficiency of our marketing and advertising strategies and expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms, our marketing and advertising expenses could increase substantially, and our business, financial condition and results of operations may suffer. In addition, we may be required to incur significantly higher marketing and advertising expenses than we currently anticipate if excessive numbers of members withdraw their member data from our database.

Failure to comply with federal, state and local laws and regulations or our contractual obligations relating to data privacy, protection and security of BIGtoken user data, and civil liabilities relating to breaches of privacy and security of user data, could damage our reputation and harm our business.

A variety of federal, state and local laws and regulations govern the collection, use, retention, sharing and security of user data. We will collect BIGtoken user data from and about our members when they redeem rewards and maintain that date in our BIGtoken Application. Claims or allegations that we have violated applicable laws or regulations related to privacy, data protection or data security could in the future result in negative publicity and a loss of confidence in us by our users and potential new users and may subject us to fines and penalties by regulatory authorities. In addition, we have privacy policies and practices concerning the collection, use and disclosure of user data as part of our agreements with our members, including ones posted on our website. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, our use and retention of user data could lead to civil liability exposure in the event of any disclosure of such information due to hacking, malware, phishing, inadvertent action or other unauthorized use or disclosure. Several companies have been subject to civil actions, including class actions, relating to this exposure.

We have incurred, and will continue to incur, expenses to comply with data privacy, protection and security standards and protocols for BIGtoken user data imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Such laws, standards and regulations, however, are evolving and subject to potentially differing interpretations, and federal, state and provincial legislative and regulatory bodies may expand current or enact new laws or regulations regarding privacy matters. Additionally, we accept user from foreign countries which subjects us to the personal and other data privacy, protection and security laws of those countries, We are unable to predict what additional legislation, standards or regulation in the area of privacy and security of personal information could be enacted or its effect on our operations and business.

If we are unable to satisfy data privacy, protection, security, and other government- and industry-specific requirements, our growth could be harmed.

We need or may in the future need to comply with a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises could harm our reputation, erode user confidence in the effectiveness of our security measures, negatively impact our ability to attract new members, or cause existing users to withdraw their data from BIGtoken.

Regulatory, legislative or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.

The United States and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict our ability to collect, process, use, transfer and pool data collected from and about consumers and devices. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Various U.S. and foreign governments, self-regulatory bodies and public advocacy groups have called for new regulations specifically directed at the digital advertising industry, and we expect to see an increase in legislation, regulation and self-regulation in this area. The legal, regulatory and judicial environment we face around privacy and other matters is constantly evolving and can be subject to significant change. For example, the General Data Protection Regulation, or GDPR, which was agreed by E.U. institutions in 2016 and came into effect after a two-year transition period on May 25, 2018, updated and modernized the principles of the 1995 Data Protection Directive and significantly increases the level of sanctions for non-compliance. Data Protection Authorities will have the power to impose administrative fines of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide turnover of the preceding financial year. Similarly, the E-Privacy Regulation, which was launched by the European Parliament in October 2016, could result in, once enacted, new rules and mechanisms for “cookie” consent. In addition, the interpretation and application of data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. Legislative and regulatory authorities around the world may decide to enact additional legislation or regulations, which could reduce the amount of data we can collect or process and, as a result, significantly impact our business. Similarly, clarifications of and changes to these existing and proposed laws, regulations, judicial interpretations and industry standards can be costly to comply with, and we may be unable to pass along those costs to our clients in the form of increased fees, which may negatively affect our operating results. Such changes can also delay or impede the development of new solutions, result in negative publicity and reputational harm, require significant incremental management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices, including our ability to charge per click or the scope of clicks for which we charge. Additionally, any perception of our practices or solutions as an invasion of privacy, whether or not such practices or solutions are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability. Finally, our legal and financial exposure often depends in part on our clients’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with visitors’ expectations. We rely on representations made to us by clients that they will comply with all applicable laws, including all relevant privacy and data protection regulations. We make reasonable efforts to enforce such representations and contractual requirements, but we do not fully audit our clients’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely described our own solutions, services and data collection, use and sharing practices in our own disclosures to consumers, then we and our clients may be subject to potentially adverse publicity, damages and related possible investigation or other regulatory activity in connection with our privacy practices or those of our clients.

Privacy concerns could damage our reputation and deter current and potential users from contributing additional data through our BIGtoken Application. If our security measures are breached resulting in the improper use and disclosure of user data, BIGtoken may be perceived as not being secure, users and customers may curtail or stop using BIGtoken, and we may incur significant legal and financial exposure.

Concerns about our practices with regard to the collection, use, disclosure, or security of user data or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. Our services will involve the purchase, storage, transmission and sale of user data, and theft and security breaches expose us to a risk of loss of this information, improper use and disclosure of such information, litigation, and potential liability. Any systems failure or compromise of our security that results in the release of user data, or in our or our users’ ability to access such data, could seriously harm our reputation and brand and, therefore, our business, and impair our ability to attract and retain users. Additionally, if user data is somehow made public or made available through a security breach, it may be used to identify our users and people related thereto. We may experience cyber attacks of varying degrees. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Such breach or unauthorized access, increased government surveillance, or attempts by outside parties to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to user data could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of BIGtoken that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, become more sophisticated, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, cyber attacks could also compromise trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose members and customers.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, such as privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and securities law compliance. Expansion of our activities in certain jurisdictions, or other actions that we may take, may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

Additionally, as we allow European users, we are subject to the European General Data Protection Regulation (GDPR), effective as of May 2018. The GDPR increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe or monitoring the behavior of such individuals (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of €20 million, or 4% of global company revenues.

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government authorities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the newer industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede our international growth, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business.

Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from or to users, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry. Our BIGtoken platform has experienced an increase in the occurrence of such attempts and we cannot be assured that we will be able to prevent a successful attack on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts or take other actions on our BIGtoken platform for purposes such as spreading misinformation, attempting to have us improperly purchase user data or other objectionable ends. As a result of recent attention and growth of our BIGtoken platform, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Our efforts to address undesirable activity may also increase the risk of retaliatory attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we are currently in the process of developing systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our BIGtoken platform, and to prevent or detect security breaches, we cannot assure you that such measures will ultimately become operational or provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.

Affected users or government authorities could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices, especially with regard to the BIGtoken platform. Such incidents or our efforts to remediate such incidents may also result in a decline in our active user base or engagement levels. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

Certain user data must be provided on a recurring basis in order to provide full value.

Certain types of user data will need to be contributed by users recurrently for such data to provide full value to our potential customers. If users fail to provide us with sufficient recurring data, the value of the user data may substantially decrease and our ability to earn revenues may be materially affected.

Unfavorable media coverage could negatively affect our business.

Unfavorable publicity regarding, for example, our privacy practices, terms of service, regulatory activity, the actions of third parties, the use of our products or services for illicit, objectionable, or illegal ends or the actions of other companies that provide similar services to us, could adversely affect our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our user base and result in user attrition which could adversely affect our business and financial results.

Weak economic conditions may reduce consumer demand for products and services.

A weak economy in the United States could adversely affect demand for advertising products, and services. A substantial portion of our revenue is derived from businesses that are highly dependent on discretionary spending by individuals, which typically falls during times of economic instability. Accordingly, the ability of our advertisers to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

Because we store, process and use data, some of which contain personal information, we are subject to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection and other matters, which are subject to change.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including with respect to user privacy, rights of publicity, data protection, content, protection of minors and consumer protection. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process and use data, some of which contain personal information, we are subject to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could materially adversely affect our business, results of operations and financial condition.

Several proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. In addition, the EU General Data Protection Regulation 2016/679 (“GDPR”), which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data ( i.e. , data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals ( e.g. , the right to erasure of personal data) and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. GDPR will impose additional responsibility and liability in relation to our processing of personal data. GDPR may require us to change our policies and procedures and, if we are not compliant, could materially adversely affect our business, results of operations and financial condition.

If advertising on the Internet loses its appeal, our revenue could decline.

Our business model may not continue to be effective in the future for a number of reasons, including:

●	a decline in the rates that we can charge for advertising and promotional activities;

●	our inability to create applications for our customers;

●	Internet advertisements and promotions are, by their nature, limited in content relative to other media;

●	companies may be reluctant or slow to adopt online advertising and promotional activities that replace, limit or compete with their existing direct marketing efforts;

●	companies may prefer other forms of Internet advertising and promotions that we do not offer;

●	the quality or placement of transactions, including the risk of non-screened, non-human inventory and traffic, could cause a loss in customers or revenue; and

●	regulatory actions may negatively impact our business practices.

If the number of companies who purchase online advertising and promotional services from us does not grow, we may experience difficulty in attracting publishers, and our revenue could decline.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on the market price of our common stock include:

●	actual or anticipated fluctuations in our results of operations or our competitors’ operating results;

●	actual or anticipated changes in the growth rate of the connected lifestyle market, our growth rates or our competitors’ growth rates;

●	conditions in the financial markets in general or changes in general economic conditions;

●	changes in governmental regulation, including taxation and tariff policies;

●	interest rate or currency rate fluctuations;

●	our ability to forecast accurate financial results; and

●	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically innovative products would be limited.

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry into certain markets may be lower for potential or existing competitors than if we owned exclusive rights to the technology that we license and use. Moreover, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decides not to do business with us for any reason, our ability to develop and sell products and services containing that technology would be severely limited.

If we are offering products or services that contain third-party technology that we subsequently lose the right to license, then we will not be able to continue to offer or support those products or services. In addition, these licenses may require royalty payments or other consideration to the third-party licensor. Our success will depend, in part, on our continued ability to access these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially acceptable terms, if at all. In addition, if these third-party licensors fail or experience instability, then we may be unable to continue to sell products and services that incorporate the licensed technologies, in addition to being unable to continue to maintain and support these products and services. We do require escrow arrangements with respect to certain third-party software which entitle us to certain limited rights to the source code, in the event of certain failures by the third party, in order to maintain and support such software. However, there is no guarantee that we would be able to fully understand and use the source code, as we may not have the expertise to do so. We are increasingly exposed to these risks as we continue to develop and market more products containing third-party technology and software. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology, which could be of lower quality or performance standards. The acquisition or development of alternative technology may limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business, results of operations and financial condition could be materially adversely affected.

The development of our operations and infrastructure in connection with our separation from SRAX, and any future expansion of such operations and infrastructure, may not be successful, and may strain our operations and increase our operating expenses.

In connection with our separation from SRAX, we have begun to implement a new information technology infrastructure for our business, which includes the creation of management information systems and operational and financial controls unique to our business. We may not be able to put in place adequate controls in an efficient and timely manner in connection with our separation from SRAX and as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures and controls may place a significant burden on our management and operational and financial resources. In addition, as we grow internationally, we will have to expand and enhance our communications infrastructure. If we fail to continue to improve our management information systems, procedures and financial controls, or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

For example, we plan to invest significant capital and human resources in the design, development and enhancement of our financial and operational systems. We will depend on these systems in order to timely and accurately process and report key components of our results of operations, financial condition and cash flows. If the systems fail to operate appropriately or we experience any disruptions or delays in enhancing their functionality to meet current business requirements, fulfill contractual obligations, accurately report our financials and otherwise run our business could be adversely affected. Even if we do not encounter these adverse effects, the development and enhancement of systems may be much more costly than we anticipated. If we are unable to continue to develop and enhance our information technology systems as planned, our business, results of operations and financial condition could be materially adversely affected.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business, results of operations and financial condition could be materially adversely affected and our stock price could decline.

From time to time, we may undertake acquisitions to add new product and service lines and technologies, acquire talent, gain new sales channels or enter into new sales territories. Acquisitions involve numerous risks and challenges, including relating to the successful integration of the acquired business, entering into new territories or markets with which we have limited or no prior experience, establishing or maintaining business relationships with new retailers, distributors or other channel partners, vendors and suppliers and potential post-closing disputes.

We cannot ensure that we will be successful in selecting, executing and integrating acquisitions. Failure to manage and successfully integrate acquisitions could materially harm our business, financial condition and results of operations. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

Risks Related to Our Separation from SRAX

The separation may not be successful.

Pursuant to the completion of the Share Exchange, we became a stand-alone public company, although we will continue to be controlled by SRAX. The process of becoming a stand-alone public company is complex and may distract our management from focusing on our business and strategic priorities. Further, although we expect to have direct access to the debt and equity capital markets following this offering, we may not be able to issue debt or equity on terms acceptable to us or at all. Moreover, even with equity compensation tied to our business, we may not be able to attract and retain employees as desired.

We also may not fully realize the intended benefits of being a stand-alone public company if any of the risks identified in this “Risk Factors” section, or other events, were to occur. These intended benefits include improving the strategic and operational flexibility of both companies, increasing the focus of the management teams on their respective business operations, allowing each company to adopt the capital structure, investment policy and dividend policy best suited to its financial profile and business needs, and providing each company with its own equity currency to facilitate acquisitions and to better incentivize management. If we do not realize these intended benefits for any reason, our business may be negatively affected. In addition, the separation could materially adversely affect our business, results of operations and financial condition.

As long as SRAX controls us, the ability of our other shareholders to influence matters requiring stockholder approval will be limited.

As a result of the Share Exchange, SRAX owns 149,562,566,584 shares of our common stock and 5,000,000 shares of our Series A Preferred Stock, representing voting power of approximately 95% of our issued and outstanding capital stock. For so long as SRAX beneficially owns shares of our outstanding securities representing at least a majority of the votes entitled to be cast by the holders of our outstanding securities, SRAX will be able to elect all of the members of our board of directors and influence other voting matters.

SRAX’s ability to control our board of directors may make it difficult for us to recruit high-quality independent directors.

So long as SRAX beneficially owns shares of our outstanding securities representing at least a majority of the votes entitled to be cast by the holders of our outstanding shares, SRAX can effectively control and direct our board of directors. Further, the interests of SRAX and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

SRAX’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest between us and SRAX could be resolved in a manner unfavorable to us and our other stockholders.

Various conflicts of interest between us and SRAX could arise. The ownership interest and voting power of SRAX in our capital stock and ownership interests of our directors and officers in SRAX capital stock, or service by an individual as either a director and/or officer of both companies, could create or appear to create potential conflicts of interest when such individuals are faced with decisions relating to us. These decisions could include:

●	corporate opportunities;

●	the impact that operating or capital decisions (including the incurrence of indebtedness) relating to our business may have on SRAX’s consolidated financial statements and/or current or future indebtedness (including related covenants);

●	business combinations involving us;

●	our dividend and stock repurchase policies;

●	compensation and benefit programs and other human resources policy decisions;

●	management stock ownership;

●	the intercompany agreements and services between us and SRAX, including the agreements relating to our separation from SRAX;

●	the payment of dividends on our common stock; and

●	determinations with respect to our tax returns.

Potential conflicts of interest could also arise if we decide to enter into new commercial arrangements with SRAX in the future or in connection with SRAX’s desire to enter into new commercial arrangements with third parties. Additionally, we may be constrained by the terms of agreements relating to our indebtedness or equity securities from taking actions, or permitting us to take actions, that may be in our best interest.

Furthermore, disputes may arise between us and SRAX relating to our past and ongoing relationships, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

●	tax, employee benefit, indemnification and other matters arising from the separation;

●	the nature, quality and pricing of services SRAX agrees to provide to us; and

●	sales and other disposals by SRAX of all or a portion of its ownership interest in us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party. While we are controlled by SRAX, we may not have the leverage to negotiate amendments to our various agreements with SRAX (if any are required) on terms as favorable to us as those we would negotiate with an unaffiliated third party.

The terms of the agreements that we expect to enter into with SRAX in connection with the separation may limit our ability to take certain actions which may prevent us from pursuing opportunities to raise capital, acquire other businesses or provide equity incentives to our employees, which could impair our ability to grow.

The terms of the agreements that we expect to enter into with SRAX in connection with the separation, including the MSA, may limit our ability to take certain actions, which could impair our ability to grow. The MSA provides that, as long as SRAX beneficially owns at least 50% of the total voting power of our outstanding capital stock entitled to vote in the election of our board of directors, we will not (without SRAX’s prior written consent) take certain actions, such as incurring additional indebtedness and acquiring businesses or assets or disposing of assets in excess of certain amounts.

We have no operating history as a stand-alone public company and our historical and carve-out financial information is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

The historical financial information we have included in this Annual Report does not reflect, what our financial condition, results of operations or cash flows would have been had we been a stand-alone entity during the historical periods presented, or what our financial condition, results of operations or cash flows will be in the future as an independent entity.

In addition, we have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our transition to becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company.

If SRAX experiences a change in control, our current plans and strategies could be subject to change.

As long as SRAX controls us, it will have significant influence over our plans and strategies, including strategies relating to marketing and growth. In the event SRAX experiences a change in control, SRAX’s incumbent owner(s) may attempt to cause us to revise or change our plans and strategies, as well as the agreements between SRAX and us, described in this Annual Report.

The assets and resources that we acquire from SRAX in the separation may not be sufficient for us to operate as a stand-alone company, and we may experience difficulty in separating our assets and resources from SRAX.

Because we have not operated as an independent company in the past, we will need to acquire assets in addition to those contributed by SRAX and its subsidiaries to us and our subsidiaries in connection with our separation from SRAX. We may also face difficulty in separating our assets from SRAX’s assets and integrating newly acquired assets into our business. Our business, financial condition and results of operations could be harmed if we fail to acquire assets that prove to be important to our operations or if we incur unexpected costs in separating our assets from SRAX’s assets or integrating newly acquired assets.

The services that SRAX provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.

Pursuant to the TSA, we expect SRAX to continue to provide us with corporate and shared services for a transitional period related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury, shared facilities, operations, customer support, human resources and employee benefits, sales and sales operations and other services in exchange for the fees specified in the TSA between us and SRAX. SRAX will not be obligated to provide these services in a manner that differs from the nature of the services provided to the BIGtoken business during the 12-month period prior to the separation, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from SRAX due to the termination of the TSA or otherwise, we may not be able to perform these services ourselves and/or find appropriate third party arrangements at a reasonable cost (and any such costs may be higher than those charged by SRAX).

Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the termination of our shared services and other intercompany agreements with SRAX.

As an operating segment of SRAX, we relied on administrative and other resources of SRAX, including information technology, accounting, finance, human resources and legal services, to operate our business. In anticipation of the closing of the Share Exchange, we have entered into various service agreements to retain the ability for specified periods to use these SRAX resources. These services may not be provided at the same level as when we were a business segment within SRAX, and we may not be able to obtain the same benefits that we received prior to becoming a stand-alone company. These services may not be sufficient to meet our needs, and after our agreements with SRAX terminates, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with SRAX. We will need to create our own administrative and other support systems or contract with third parties to replace SRAX’s systems. In addition, we have received informal support from SRAX, which may not be addressed in the agreements we have entered into with SRAX, and the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in SRAX’S administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

We are a smaller company relative to SRAX, which could result in increased costs and decreased revenue due to difficulty maintaining existing customer relationships and obtaining new customers.

Prior to the completion of the Share Exchange with SRAX, we were able to take advantage of SRAX’s size, technology and services, including insurance, employee benefit support and audit and other professional services. We are a smaller company than SRAX and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to this offering. As a stand-alone company, we may be unable to obtain office space, goods, technology and services in general, as well as components and services that are part of our supply chain, at prices or on terms as favorable as those available to us prior to this offering, which could increase our costs and reduce our profitability. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers.

SRAX has agreed to indemnify us for certain liabilities. However, we cannot assure that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that SRAX’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the MSA and certain other agreements with SRAX, SRAX has agreed to indemnify us for certain liabilities. The MSA will provide for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of SRAX’s business with SRAX.

However, third parties could also seek to hold us responsible for any of the liabilities that SRAX has agreed to retain, and we cannot assure that an indemnity from SRAX will be sufficient to protect us against the full amount of such liabilities, or that SRAX will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from SRAX any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could materially adversely affect our business, results of operations and financial condition.

Certain contracts used in our business will need to be replaced, or assigned from SRAX or its affiliates in connection with the separation, which may require the consent of the counterparty to such an assignment, and failure to obtain such replacement contracts or consents could increase our expenses or otherwise adversely affect our results of operations.

Our separation from SRAX requires us to replace shared contracts and, with respect to certain contracts that are to be assigned from SRAX or its affiliates to us or our affiliates, to obtain consents and assignments from third parties. It is possible that, in connection with the replacement or consent process, some parties may seek more favorable contractual terms from us. If we are unable to obtain such replacement contracts or consents, as applicable, we may be unable to obtain some of the benefits, assets and contractual commitments that are intended to be allocated to us as part of the separation. If we are unable to obtain such replacement contracts or consents, the loss of these contracts could increase our expenses or otherwise materially adversely affect our business, results of operations and financial condition.

Some of our directors and officers own SRAX common stock, restricted shares of SRAX common stock or options to acquire SRAX common stock and hold positions with SRAX, which could cause conflicts of interest, or the appearance of conflicts of interest, that result in our not acting on opportunities we otherwise may have.

Some of our directors and executive officers own SRAX common stock, restricted shares of SRAX stock or options to purchase SRAX common stock.

Ownership of SRAX common stock, restricted shares of SRAX common stock and options to purchase SRAX common stock by our directors and executive officers, and the presence of executive officers or directors of SRAX on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and SRAX that could have different implications for SRAX than they do for us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between SRAX and us regarding terms of the agreements governing the separation and the relationship between SRAX and us thereafter, including the MSA or the transition services agreement. Potential conflicts of interest could also arise if we enter into commercial arrangements with SRAX in the future. As a result of these actual or apparent conflicts of interest, we may be precluded from pursuing certain growth initiatives.

We may have received better terms from unaffiliated third parties than the terms we will receive in the agreements that we entered with SRAX.

The agreements that we entered into with SRAX in connection with the separation, including the MSA and the TSA were prepared in the context of the separation while we were still a wholly owned subsidiary of SRAX.

Risks Related to Our Securities

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

On January 27, 2021 we entered into the Debt Exchange Agreement with Red Diamond. Pursuant to the Debt Exchange Agreement, we issued Red Diamond 7,000,000,000 free trading shares of Common Stock or approximately 837% of the prior public float of 841,184,289. We also issued Red Diamond 8,313 shares of Series C Preferred Stock, convertible into approximately 12,864,419,313 shares of Common Stock. Although Red Diamond agreed to a leak out of 20% of average daily volume for the five trading days preceding the sale, this will still result in a significant number of shares compared to our prior public float and will be difficult to monitor compliance. Sales of a substantial number of such shares now and upon expiration of the leak-out period or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

If our stock price is extremely volatile and subject to price which may result in you losing a significant part of your investment.

The market price of our common stock will be influenced by many factors, some of which are beyond our control, including those described in this Risk Factors section and include the following:

●	the failure of securities analysts to cover our common stock after this offering or changes in financial estimates by analysts;

●	the inability to meet the financial estimates of securities analysts who follow our common stock or changes in earnings estimates by analysts;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

●	our quarterly or annual earnings, or those of other companies in our industry;

●	actual or anticipated fluctuations in our operating results and those of our competitors;

●	general economic and stock market conditions;

●	the public reaction to our press releases, our other public announcements and our filings with the SEC;

●	risks related to our business and our industry, including those discussed above;

●	changes in conditions or trends in our industry, markets or customers;

●	the trading volume of our common stock;

●	future sales of our common stock or other securities;

●	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

In particular, the realization of any of the risks described in these “Risk Factors” could have a material adverse impact on the market price of our common stock in the future and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

We have never paid a cash dividend and do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never paid a cash dividend, nor do we anticipate paying cash dividends in the foreseeable future. Accordingly, any return on your investment will be as a result of the appreciation of our common stock if any.

Future sales, or the perception of future sales, of our common stock, including by SRAX, may depress the price of our common stock.

The market price of our common stock could decline significantly as a result of sales or other distributions of a large number of shares of our common stock in the market, including shares that might be offered for sale or distributed by SRAX. The perception that these sales might occur could depress the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As a result of the Share Exchange, we issued SRAX 149,562,566,584 shares of common stock. As we are currently not cash flow positive, we will be required to raise significant capital in the future through the sale of our debt and equity securities. Also, in the future, we may issue our securities in connection acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. The sale of these shares into the market could greatly depress the market price of our common stock.

Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

We have historically operated our business as a segment of a public company. As a stand-alone public company, we will have additional legal, accounting, insurance, compliance and other expenses that we have not incurred historically. After this offering, we will become obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will also be required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we will become subject to other reporting and corporate governance requirements, including certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

Sarbanes-Oxley, as well as rules subsequently implemented by the SEC, have imposed increased regulation and disclosure and required enhanced corporate governance practices of public companies. We are committed to maintaining a high standard of public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased selling and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes will require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could materially adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our reputation and the confidence of investors and customers in us and could materially adversely affect our business and cause our share price to fall.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could materially adversely affect our business, results of operations, financial condition and stock price.

As a public company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley (“Section 404”), which will require annual management assessments of the effectiveness of our internal control over financial reporting. Upon loss of emerging growth company status, an annual report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting will be required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations under Sarbanes-Oxley to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over our financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over our financial reporting or, if required under SEC rules, our independent auditors are not engaged to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrades our stock or if our operating results do not meet their expectations, our stock price could decline.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility and decline in market price. Recently, we have seen the price of our Common Stock decline from approximately $0.10 to less than $0.02, a decline of approximately 80%. Securities litigation brought against us following such decline in the price of our common stock is likely regardless of the merit or ultimate results of such litigation. Such litigation will result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources from our business.

Your percentage ownership may be diluted in the future.

In the future, your percentage ownership may be diluted because of our need to raise additional capital, the conversion of outstanding convertible securities and the granting of equity awards to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. In connection with and following the Share Exchange, we anticipate granting equity awards to our employees and directors. In addition, following the Share Exchange, we will have outstanding a number of securities that are convertible into shares of our common stock. Upon conversion, you will experience substantial dilution.

In addition, our Articles of Incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our Common Stock. For example, the Company could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions.

We are a smaller reporting company and as a result have certain reduced disclosure requirements.

We are a “smaller reporting company” as defined in the Securities Act, as such, we are required to comply with certain reduced disclosure requirements for public company reporting requirements for future filings. As a smaller reporting company, we are not required to disclose certain executive compensation information only two years of audited financial statements in our public filings.

Our board of directors will have the ability to issue blank check preferred stock, which may discourage or impede acquisition attempts or other transactions.

Our board of directors will have the power, subject to applicable law, to issue series of preferred stock that could, depending on the terms of the series, impede the completion of a merger, tender offer or other takeover attempt. For instance, subject to applicable law, a series of preferred stock may impede a business combination by including class voting rights, which would enable the holder or holders of such series to block a proposed transaction. Our board of directors will make any determination to issue shares of preferred stock on its judgment as to our and our stockholders’ best interests. Our board of directors, in so acting, could issue shares of preferred stock having terms which could discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders may believe to be in their best interests or in which stockholders would have received a premium for their stock over the then prevailing market price of the stock.

Our common stock may be considered a “penny stock,” and may be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered a “penny stock.” The principal result or effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock may be subject to the penny stock regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	DESCRIPTION OF PROPERTY.

Pursuant to the TSA with SRAX, we are provided office space at SRAX’s corporate headquarters in Westlake Village, California and its engineering facilities in Mexicali, Baja California (Mexico). We believe both locations are suitable and adequate for our current levels of operations and anticipated growth.

ITEM 3.	LEGAL PROCEEDINGS.

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Equity

Our Class A common stock is traded on the OTC Market’s Pink sheets under the symbol “FPVD.”

As of April 14, 2021, there were approximately 44 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders, but it is well in excess of the number of record holders.

Dividend policy

We have never declared or paid any cash dividends on our capital stock and we do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the operation and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants, applicable law and other factors that our board of directors may deem relevant. If we do not pay dividends, a return on your investment will occur only if the market price of our common stock appreciates.

Securities Authorized for Issuance under Equity Compensation Plans

None as of the year end December 31, 2020.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold since January 1, 2020 by the Company. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

● During the three months ended July 31, 2020, the Company sold $36,050 in 8%, convertible notes, under similar terms as its previous convertible note financings; and an additional $66,859 was sold during August and September 2020.

● During the six months ended October 31, 2020, the Company sold $126,729 in 8%, convertible notes.

● On October 22, 2020, the Company sold 10,500 shares of Series B Preferred Stock, with each share having a stated value of $100 for gross proceeds of $1,050,000. The Series B Preferred Stock is convertible into Common Stock at any time by the holder at conversion prices subject to certain adjustments as more fully described in the Company’s Designation of Preferences Rights and Limitations of Series B Preferred Stock. As of the date hereof, the Series B Preferred Shares are convertible into an aggregate of 13,636,906,500 shares of Common Stock.

● As of February 2021, we are required to issue Lou Kerner, our newly appointed CEO, options to purchase an aggregate of 13,951,066,447 shares of Common Stock at a weighted average exercise price of $0.000062719 per share, subject to certain vesting conditions.

● At the closing of the Share Exchange, we issued (i) 841,184,289 shares of Common Stock to Paul Feldman, our former CEO, (ii) 149,562,566,534 shares of Common Stock to SRAX, (iii) 7,000,000,000 shares of unrestricted Common Stock to Red Diamond, (iv) 8,318 shares of Series C Preferred Stock convertible into approximately 12,864,419,306 shares of Common Stock to Red Diamond, and (v) FPVD Warrants to purchase 25,568,064,453 shares of Common Stock at an exercise price per share of $0.00005844216 per share.

● On March 12, 2021, we closed on the private placement of 47,248.27 shares of Series B preferred Stock for an aggregate of $4,724,827 or $100 per share.

● On April 12, 2021, we closed on an additional the private placement of 850 shares of Series B preferred Stock for an aggregate of $$85,000 or $100 per share.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Prior to the completion of the Share Exchange, BIG Token was an operating segment of SRAX. On February 4, 2021 we completed the Share Exchange. As a result, BIG Token became our wholly owned subsidiary, and we adopted BIG Token’s business plan. We anticipate formally changing our name to BIG Token in the future. In connection with the Share Exchange, we also entered into certain agreements with SRAX including but not limited to the TSA and MSA, as more fully described in this Annual Report. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Company Overview

We are a data technology company offering a consumer-based application that allows consumers to own and earn from their digital identity and data. We generate revenue by providing this data, insights and the ability to connect with our users, to marketers. Our consumer-based platform and technologies offer tools and services to identify and reach their target consumers. Our technologies assist our clients in: (i) identifying their core consumers and such consumers’ characteristics across various channels in order to discover new and measurable opportunities that amplify the performance of marketing campaign in order to maximize a return on marketing spend.

Our Relationship with SRAX

Arrangements Between SRAX and Our Company

Pursuant to the completion of the Share Exchange, we entered into:

●	a master separation agreement, or MSA;
●	a transition services agreement, or TSA;

The agreements provide a framework for our relationship with SRAX after the separation and provide for the allocation between us and SRAX of SRAX’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after our separation from SRAX, specifically,

Arrangements Between SRAX and Our Company

SRAX currently owns 95% of the voting power of our capital stock. Notwithstanding, pursuant to the sale of our Series B Preferred Stock on March 12, 2021, we are required to convert an aggregate of 57,748.27 shares of Series B Preferred Stock into approximately 82,343,910,015 shares of Common Stock subsequent to the effectiveness of the Company’s amendment to its articles of incorporation decreasing the par value of the Company’s Common Stock. Subsequent to such conversions, assuming no further issuances, SRAX will own approximately 64% of the voting power of our capital stock.

For as long as SRAX continues to control more than 50% of our outstanding common stock, SRAX or its successor-in-interest will be able to direct the election of all the members of our board of directors. Similarly, SRAX will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in control of us and will have the power to take certain other actions that might be favorable to SRAX. In addition, the MSA provides that, as long as SRAX beneficially owns at least 50% of the total voting power of our outstanding capital stock entitled to vote in the election of our board of directors, we will not (without SRAX’s prior written consent) take certain actions, such as incurring additional indebtedness and acquiring businesses or assets or disposing of assets in excess of certain amounts.

Components of Operating Results

Revenue

Our revenues consist of the sale of consumer data obtained through the BIGtoken platform in conjunction with various marketing related services, such as the following:

●	The use of BIGtoken user surveys and the sale of such information received from surveys.

●	The creation and management of targeted rewards and loyalty programs based on information and buying trends ascertained by data captured on our BIGtoken platform.

●	The ability to assist our customers in conducting market research based on analytics received from users of the BIGtoken platform

●	The ability to identify specific audiences for our customers and to target questions, surveys and data analytics geared toward our customers’ products / industries. Additionally, if we are unable to scale the needed information for a customer’s target audience, we may utilize our proprietary analytics to gain insight to further focus and refine user segments that need to be targeted in order to optimize data and media spend

●	The use of Lightning Insights that allow our customers to conduct research around specific audience groups through both long and short research studies

●	The creation of customized loyalty programs that utilize rewards to drive consumer purchasing habits.

Our revenue can vary based on a number of factors, including changes in the overall advertising and data markets, user adoption of the BIGtoken platform, the effectiveness of our audience targeting abilities; changes in technology; and adoption of our current and future BIGtoken product offerings.

Cost of Revenue

Cost of revenue consists of the costs of media and other third-party costs incurred in conjunction with the marketing related services we provide.

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation: the cost of media utilized to perform our marketing services, the volume of media or the effectiveness of our services. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

Employee related costs

Employee related costs consist of salaries other compensation and related costs paid to our employees and contractors. We expect these costs to increase in absolute dollars as we invest and expand our business.

Marketing and selling expenses

Marketing and selling expenses consist primarily of advertising, corporate communications and user acquisition related costs. We expect our sales and marketing expense to increase in absolute dollars for the foreseeable future as we continue to invest in brand marketing to strengthen our competitive position, to accelerate growth and to raise brand awareness.

Platform costs

Platform costs consist the technology and content hosting of our BIGtoken platform. We expect these costs to increase in absolute dollars for the foreseeable future as we continue to expand our user base.

Depreciation and Amortization

Depreciation and Amortization cost represent an allocation of the costs incurred to acquire the long-lived assets used in our business over their estimated useful lives. Our long-lived assets consist of property and equipment and internally developed software.

General and Administrative

General and administrative expense consists primarily of human resources, information technology, professional fees, IT and facility overhead, and other general corporate expense. We expect our general and administrative expense to increase in absolute dollars primarily as a result of the increased costs associated with being a stand-alone public company. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

Covid-19

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, several states in the U.S., including California, where the Company is headquartered, have experienced an increase of new cases of COVID-19. It is uncertain if this trend will continue into the 2021, as shown by the recent uptick in reported cases. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a wide range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the combined statements of operations data, which we derived from the accompanying financial statements.

	For the Years Ended December 31,
	2020	2019	$ CHG	% CHG
REVENUE
Total Revenue	$2,168,000	$3,228,000	(1,060,000)	-33%
Cost of revenue	800,000	1,613,000	(813,000)	-50%
GROSS PROFIT	1,368,000	1,615,000	(247,000)	-15%
Gross profit margin	63%	50%

OPERATING EXPENSES
Employee related costs	4,786,000	8,123,000	(3,337,000)	-41%
Marketing and selling expenses	1,167,000	2,515,000	(1,348,000)	-54%
Platform Costs	1,157,000	1,251,000	(94,000)	-8%
Depreciation and amortization	920,000	929,000	(9,000)	-1%
General and administrative	1,919,000	4,778,000	(2,859,000)	-60%
Total operating expenses	9,949,000	17,596,000	(7,647,000)	-43%
LOSS FROM OPERATIONS	(8,581,000)	(15,981,000)	7,400,000	-46%

Other income (expense)
Financing Costs	(7,421,000)	(694,000)	(6,727,000)	969%
Interest income	-	8,000	(8,000)	-100%
Gains from marketable securities	305,000	50,000	255,000	510%
Unrealized loss on marketable securities	-	(6,000)
Change in fair value of derivative liabilities	196,000	1,000,000	(804,000)	-80%
Exchange gain	-	19,000
Total other income (loss)	(6,920,000)	377,000	(7,297,000)	-1936%
Loss before provision for income taxes	(15,501,000)	(15,604,000)	103,000	-1%
Provision for income taxes	(5,000)	-	(5,000)	n/a
Net loss	$(15,506,000)	$(15,604,000)	98,000	-1%

BIGtoken revenues

BIGtoken revenues for the year-ended December 31, 2020 decreased to $2,168,000 or 33% compared to $3,228,000 during the year ended December 31, 2019. This decrease is primarily driven by the suspension of several of our customer’s marketing campaigns during the end of the first quarter and through the second quarter.

BIGtoken Profit Margin

BIGtoken’s costs of revenue consist of media acquired from third parties to fulfill the media and advertising components of our revenues. Profit margin for the year-ended December 31, 2020 increased to 63% as compared to 50% in 2019. The increase is driven by enhanced operational execution.

Operating Expenses

BIGtoken Operating Expenses

Our operating costs for the year-ended December 31, 2020 declined to $9,949,000 or by 43% as compared to $17,596,000 for the year-ended December 31, 2019. The decrease in operating expenses were attributable to the following: to the reductions in staffing related and other general administrative expenses attributable to our legacy media verticals, and the reduction of our BIGtoken point liability.

Employee Related Costs. These are the costs we incur to employ our staff. For the year-ended December 31, 2020 employee related costs decreased to $4,786,000 from $8,123,000 for the full year period ending December 31, 2019, representing a decrease of $3,337,000 or approximately 41%. The decrease is primarily due to a reduction in employees in our sales and operations departments.

Platform costs. Consist of the technology and content hosting. Platform costs for the full year ending December 31, 2020 were $1,157,000 as compared to $1,251,000 for the year ended December 31, 2019, representing a decrease of $94,000 or 8%. We expect these costs to continue to increase in absolute dollars as we continue to grow our user database but expect that they continue to decrease as a percentage of our revenues.

Marketing, data services and sales. These are the costs for the full year ending December 31, 2020 were $1,167,000 as compared to $2,515,000 for the year ended December 31, 2019, representing a decrease of $1,348,000 or 54%. For the year-ended December 31, 2020 and 2019, the company incurred $364,000 and $960,000, respectively, in expenses related to payments to users for point redemptions and accruals for future redemptions. This represents a decrease of $596,000 or 62%.

General and administrative. General and administrative expense consists primarily of human resources, information technology, professional fees, IT and facility overhead, and other general corporate expense. General and Administrative expenses were $1,919,000 and $4,778,000 for the full years ending December 31, 2020 and 2019, respectively, which represents a decrease of $2,859,000 or 60%. The decrease in expense in driven by a decrease in the allocation of corporate overhead of approximately $2,800,000.

Interest Expense and Financing Cost

Our financing cost for the year-ended December 31, 2020 increased to $7,421,000 compared to $694,000 for 2019 for an increase of approximately $6,727,000 or 969%. The increase is driven by cost incurred by our Parent in order to fund operations through the sale of convertible debentures in June of 2020 as compared to financing the operations of the business through the sale of assets and equity securities in 2019.

Change in the Fair Value our Warrant Liabilities

Income or loss associated with the changes in the fair value of warrant liabilities have been recorded in other income for the full years ended December 31, 2020 and 2019 and represent a proportionate allocation of the income / (loss) our Parent has incurred attributable to the changes in the calculated value of warrants it issued through various financing transactions in 2017 through 2020.

Summary of Cash Flows

	Full Year Ended December 31,
	2020	2019

Net cash used in operating activities	$(4,322,000)	(7,484,000)
Net cash used in investing activities	(175,000)	(748,000)
Net cash provided by financing activities	4,497,000	8,194,000

Cash flows from operating activities

Our largest source of operating cash is payments from customers. Our customers typically pay us from 60 to 120 days from the date we invoice them. The primary use of operating cash is to pay our media suppliers, employees and our users through point redemptions, and others for a wide range of services. Cash flows used in our operating activities decreased by $3,162,000 or 42% in 2020 primarily driven by a reduction in operating expenses.

Cash flows from investing activities

Our principal recurring investing activity is the funding of our internal software development. Expenditures for software development were $572,000 and $748,000 for the years ended 2020 and 2019, respectively. During the year-ended 2020, the Company generated $397,000 from the sale of marketable securities it held in a customer.

Cash flows from financing activities

Cash provided by financing activities represents cash contributed by our Parent to fund our operations. We have accounted for these cash contributions initially as Net Parent Investment within the equity section of our Carve-Out Balance Sheets. Upon the Reverse Merger, the Net Parent Investment has been presented as the par value and additional paid-in capital for the common stock and series A preferred stock equivalent number of shares received by SRAX from the Reverse Merger.

Cash provided by financing activities for the year ended December 31, 2020 decreased by approximately $3,697,000 or 45%. This decrease was driven primarily by the decrease in our operating activities.

Liquidity and Capital Resources

Historically, our operations have participated in cash management and funding arrangements managed by SRAX. Cash flows related to financing activities primarily reflect changes in Net parent investment. Other than those that are in BIGtoken designated legal entities, SRAX’s cash has not been assigned to us for any of the periods presented because those cash balances are not directly attributable to us. Cash and cash equivalents presented in the combined balance sheets represent amounts pertaining to the BIGtoken legal entity only. Cash used in operations decreased from $7,484,000 for the year ended December 31, 2019 to $4,322,000 for the year ended December 31, 2020 due primarily to a reduction in operating expenses. Prior to the Share Exchange, we were dependent on SRAX for our continued support to fund our operations. Upon the close of our Share Exchange, we obtained access to approximately $1,000,000 in cash on hand and have raised an additional $4,500,000 through a private offering of our Series B Preferred Stock.

Our capital structure and sources of liquidity will change significantly from our historical capital structure. Following the Share Exchange, we expect to use cash flows generated from operations, together with $1,000,000 in cash on-hand and the proceeds of $4,500,000 from the sale of preferred stock, as our primary sources of liquidity. Based on our current plans and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least through the third quarter of 2021. We plan on embracing digital assets such as cryptocurrencies going forward. At present we have not finalized any operating plans and accordingly, do not yet have an estimate of the amount of additional capital that such initiatives will require or the impact of such initiatives on our cash burn rate. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Going Concern

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieved profitable operations. In addition, the Company’s operations will require significant additional financing. As of the closing of the Series B offering the Company had cash and cash equivalents of approximately $5 million which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued, and accordingly, these factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts, and obligations and debts. Although our Parent Company’s management has a long history of successful capital raises, the analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months.

Arrangements Between SRAX and Our Company

We have entered into certain agreements that will affect the separation of our business from SRAX, provide a framework for our relationship with SRAX after the separation and provide for the allocation between us and SRAX of SRAX’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after our separation from SRAX, specifically:

●	the MSA; and

●	the TSA.

The material terms of each of these agreements are summarized below. These summaries are qualified in their entirety by reference to the full text of such agreements, which are filed as exhibits to our public filings. When used in this section, “separation date” refers to the date on which SRAX will contribute the BIG Token business to us, which will occur prior to the completion of this Share Exchange.

The Master Separation Agreement

The MSA identifies assets to be transferred, liabilities to be assumed and contracts to be assigned to each of us and SRAX as part of the separation of SRAX into two companies, and will provide for when and how these transfers, assumptions and assignments will occur. In particular, the MSA provides for, among other things, that, subject to certain exceptions and the terms and conditions contained therein:

●	the assets exclusively related to the businesses and operations of SRAX’s BIG Token business as well as certain other assets mutually agreed upon by SRAX and BIG Token, which we collectively refer to as the “BIG Token Assets,” will be transferred to FPVD or one of our subsidiaries;

●	certain liabilities (including whether accrued, contingent or otherwise) arising out of or resulting from the BIG Token Assets, and other liabilities related to the businesses and operations of SRAX’s BIG Token business, which we collectively refer to as the “BIG Token Liabilities,” will be retained by or transferred to us or one of our subsidiaries;

●	certain shared contracts will be assigned in part to us or our applicable subsidiaries or be appropriately amended.

Except as may expressly be set forth in the MSA or any other transaction agreements, all assets will be transferred on an “as is,” “where is” basis, and the respective transferees will bear the economic and legal risks that (1) any conveyance will prove to be insufficient to vest in the transferee good title, free and clear of any security interest, and (2) any necessary consents or governmental approvals are not obtained or that any requirements of laws or judgments are not complied with.

Claims

In general, each party to the MSA will assume liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and will indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters.

Intercompany Accounts

The MSA provides that, subject to any provisions in the MSA or any other transaction agreement to the contrary, at or prior to the separation from SRAX, all intercompany accounts between SRAX and its subsidiaries, on the one hand, and BIG Token and its subsidiaries, on the other hand, will be settled.

Further Assurances

To the extent that any transfers or assignments contemplated by the MSA have not been consummated on or prior to the date of the separation, the parties will agree to cooperate to effect such transfers as promptly as practicable following the date of the separation. In addition, each of the parties will agree to cooperate with the other party and use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the MSA and the other transaction agreements.

Financial Covenants; Auditors and Audits; Annual Financial Statements and Accounting

We have agreed that, for so long as SRAX is required to consolidate our results of operations and financial position or account for its investment in our company under the equity method of accounting, we will, among other things:

●	maintain disclosure controls and procedures and internal control over financial reporting that will provide reasonable assurance that, among other things, (1) our annual and quarterly financial statements are reliable and timely prepared in accordance with GAAP and applicable law, (2) our transactions are recorded as necessary to permit the preparation of our financial statements, (3) receipts and expenditures are authorized at the appropriate level within BIG Token and (4) unauthorized uses and dispositions of assets that could have a material effect on our financial statements are prevented or detected in a timely manner;
●	maintain the same fiscal year as SRAX;

●	establish a disclosure committee that will review our Forms 10-Q, 10-K and other significant filings with the SEC, and permit up to three employees selected by SRAX to attend such committee’s meetings;

●	not change our independent auditors without SRAX’s prior written consent;

●	use our reasonable best efforts to enable our independent auditors to complete their audit of our financial statements in a timely manner so as to permit timely filing of SRAX’s financial statements;

●	provide to SRAX and its independent auditors all information required for SRAX to meet its schedule for the filing and distribution of its financial statements and to make available to SRAX and its independent auditors all documents necessary for the annual audit of our company as well as access to the responsible company personnel so that SRAX and its independent auditors may conduct their audits relating to our financial statements;

●	adhere to certain specified SRAX accounting policies and notify and consult with SRAX regarding any changes to our accounting principles and estimates used in the preparation of our financial statements, and any deficiencies in, or violations of law in connection with, our internal control over financial reporting;

●	coordinate with SRAX regarding the timing and content of our earnings releases and cooperate fully (and cause our independent auditors to cooperate fully) with SRAX in connection with any of its public filings; and

●	promptly report in reasonable detail to SRAX the following events or circumstances that we become aware of: (1) significant deficiencies and material weaknesses which are reasonably likely to adversely affect our ability to report financial information; (2) any fraud that involves management or other employees who have a significant role in our internal control over financial reporting; (3) illegal acts; and (4) any report of a material violation of law made pursuant to the SEC’s attorney conduct rules.

Indemnification

In addition, the MSA provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of SRAX’s business with SRAX. Specifically, each party will indemnify, defend and hold harmless the other party, its affiliates and subsidiaries and their respective officers, directors, employees and agents (collectively, the “indemnified parties”) for any losses arising out of or otherwise in connection with:

●	the liabilities that each such party assumed or retained pursuant to the MSA (which, in our case, would include the BIG Token Liabilities and, in the case of SRAX, would include the SRAX Liabilities) and the other transaction agreements;

●	the failure of SRAX or us to pay, perform or otherwise promptly discharge any of the SRAX Liabilities or the BIG Token Liabilities, respectively, in accordance with their terms, whether prior to, at or after the separation;

●	any breach by such party of the MSA or the other transaction agreements (other than the intellectual property rights cross-license agreement, which specifies the parties’ obligations therein); and

●	except to the extent relating to a BIG Token Liability, in the case of SRAX, or a SRAX Liability, in our case, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement or arrangement for the benefit of SRAX or us, respectively.

We will also indemnify, defend and hold harmless the SRAX indemnified parties for any losses arising out of or otherwise in connection with any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information (1) contained in any of our public filings with the SEC following the Share Exchange or (3) provided by us to SRAX specifically for inclusion in SRAX’s annual or quarterly or current reports following the Share Exchange to the extent (A) such information pertains to us or the BIG Token business or (B) SRAX has provided prior written notice to us that such information will be included in one or more annual or quarterly or current reports, specifying how such information will be presented, and the information is included in such annual or quarterly or current reports (except, in the case of clause (B), for liabilities arising out of or resulting from, or in connection with, any action or inaction of any member of SRAX, including as a result of any misstatement or omission of any information by SRAX to us).

SRAX will also indemnify, defend and hold harmless the BIG Token indemnified parties for any losses arising out of or otherwise in connection with any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information (1) contained in our registration statement on Form S-1, of which this Form 10 is a part, or any Form 10 provided by SRAX specifically for inclusion therein to the extent such information pertains to (A) SRAX or (B) SRAX’s business (for the avoidance of doubt, other than the BIG Token business) or (2) provided by SRAX to us specifically for inclusion in our annual or quarterly or current reports following the Share Exchange to the extent (A) such information pertains to (x) SRAX or (y) SRAX’s business (for the avoidance of doubt, other than the BIG Token business) or (B) we have provided written notice to SRAX that such information will be included in one or more annual or quarterly or current reports, specifying how such information will be presented, and the information is included in such annual or quarterly or current reports (except, in the case of clause (B), for liabilities arising out of or resulting from, or in connection with, any action or inaction of ours, including as a result of any misstatement or omission of any information by us to SRAX.

The MSA also specifies procedures with respect to claims subject to indemnification and related matters.

Other Provisions

The master separation agreement will also govern other matters related to the consummation of this Share Exchange and the distribution, the provision and retention of records, access to information, confidentiality, cooperation with respect to governmental filings and third-party consents and insurance.

Transition Services Agreement

In connection with the completion of this Share Exchange we entered into a TSA with SRAX pursuant to which SRAX will provide us with specified services for an indefinite period of limited time to help ensure an orderly transition following the separation. The TSA specifies the calculation of our costs for these services. The cost of these services will be negotiated between us and SRAX.

In general, the services will begin on the date of the closing of the Share Exchange and will cover a period generally not expected to exceed 12 months. We and SRAX have agreed to perform our respective services with substantially the same nature, quality, standard of care and service levels at which the same or similar services were performed by or on behalf of us or SRAX, as applicable, prior to the separation or, if not so previously provided, then substantially similar to those which are applicable to similar services provided to the affiliates or other business components of us or SRAX, as applicable.

The TSA generally provides that the applicable service recipient indemnifies the applicable service provider for liabilities that such service provider incurs arising from the provision of services other than liabilities arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the TSA, and that the applicable service provider indemnifies the applicable service recipient for liabilities that such service recipient incurs arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the TSA.

Employees and Human Capital Resources

As of March 26, 2021, we had 59 full-time employees. 2 are engaged in executive management such as our Chief Executive Officer, 33 in information technology including those participating in our research and development efforts, 15 in sales and marketing, 8 in integration and customer support and 1 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel, whether existing employees or new hires, through the granting of stock-based and cash-based compensation awards. We believe that this increases value to our stockholders and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As the success of our business is fundamentally connected to the well-being of our employees, we are committed to their health, safety and wellness. We provide our employees and their families with access to convenient health and wellness programs, including benefits that provide protection and security giving them peace of mind concerning events that may require time away from work or that impact their financial well-being; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations, including working in a remote environment where appropriate or required.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount in our carve-out financial statements and related notes. On an ongoing basis, we evaluate estimates which are subject to significant judgment. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our carve-out financial statements for the years ended December 31, 2020 and 2019 appearing elsewhere in this report.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our carve-out financial statements. In addition, you should refer to our accompanying carve-out balance sheets as of December 31, 2020 and 2019, and the carve-out statements of operations, changes in stockholders’ equity and cash flows for the fiscal years ended December 31, 2020 and 2019, and the related notes thereto, for further discussion of our accounting policies.

On an ongoing basis, we evaluate our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities. To the extent that there are material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe the assumptions and estimates associated with the following have the greatest potential impact on our consolidated financial statements.

Use of Estimates

The Carve-Out Financial Statements have been prepared in conformity with U.S. GAAP and requires management of the Company to make estimates and assumptions in the preparation of these Carve-Out Financial Statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Carve-Out Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company’s revenue recognition, provision for bad debts, BIGtoken point redemption liability, stock-based compensation, income taxes, goodwill and intangible assets.

As of December 31, 2020, the impact of COVID-19 continues to unfold and as a result, certain estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.

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

Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include: estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2020 and 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company measures certain non-financial assets, liabilities, and equity issuances at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and goodwill for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.

MARKETABLE SECURITIES

Shares received will be accounted for in accordance with ASC 320 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain (loss) as a component of other income (expense). Upon the sale of the shares, the Company will record the gain (loss) in the carve-out statement of operations as a component of other income (expense).

LONG-LIVED ASSETS

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period of time; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the year ended December 31, 2020 and 2019, respectively.

Intangible assets

Intangible assets consist of the Company’s intellectual property of internally developed software and are stated at cost less accumulated amortization. Amortization is provided for on the straight-line basis over the estimated useful lives of the assets of five to nine years.

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which ranges up to three years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product.

During 2018, the Company began to capitalize the costs of developing internal-use computer software, including directly related payroll costs.

The Company capitalizes costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test as of December 31, 2020 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value exceeded the carrying value of its reporting units.

The Company had historically performed its annual goodwill and impairment assessment on December 31st of each year. This aligns the Company with other technology companies who also generally conduct this annual analysis in the fourth quarter.

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the impairment testing methodology primarily using the income approach (discounted cash flow method).

We compare the carrying value of the goodwill, with its fair value, as determined by a combination of the market approach and income approach, its estimated discounted cash flows. If the carrying value of goodwill exceeds its fair value, the excess amount will be recognized as an impairment charge. We operate as one reporting unit.

When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by specifically identified assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

Revenue Recognition

BIGtoken applies Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;

●	Step 2: Identify the performance obligations in the contract;

●	Step 3: Determine the transaction price;

●	Step 4: Allocate the transaction price to the performance obligations in the contract; and

●	Step 5: Recognize revenue when the company satisfies a performance obligation.

Under current and prior revenue guidance, revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those good or services.

Stock-Based Compensation

The Company’s employees have historically participated in SRAX’s stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to the Company’s employees as well as an allocation of SRAX’s corporate and shared functional employee expenses.

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

Income taxes

The Company’s operations have historically been included in SRAX’s combined U.S. income tax returns. Income tax expense included in the Carve-Out Financial Statements has been calculated following the separate return method, as if the Company was a stand-alone enterprise and a separate taxpayer for the periods presented. The calculation of income taxes on a separate return basis requires considerable judgment and the use of both estimates and allocations that affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and the Carve-Out Financial Statement recognition of revenues and expenses. As a result, the Company’s deferred income tax rate and deferred tax balances may differ from those in SRAX’s historical results.

The provision for income taxes is determined using the asset and liability approach. Deferred taxes represent the future tax consequences expected when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the Carve-Out Financial Statement and tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In evaluating the Company’s ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. Any tax carryforwards reflected in the Carve-Out Financial Statements have also been determined using the separate return method. Tax carryforwards include net operating losses.

The complexity of tax regulations requires assessments of uncertainties in estimating taxes the Company will ultimately pay. The Company recognizes liabilities for anticipated tax audit uncertainties based on its estimate of whether, and the extent to which additional taxes would be due on a separate return basis. Tax liabilities are presented net of any related tax loss carryforwards.

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 1—Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our consolidated financial statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our Principal Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has identified material weaknesses in the Company’s internal control over financial reporting. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2020 were ineffective.

Inherent Limitations over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

(iv) Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION.

On March 16, 2021, our Board of Directors approved the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan has not been approved by the Company’s stockholders, and is administered by our Board or such committee appointed by the Board. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, performance units, performance shares, restricted stock units, and other stock-based awards to our employees, directors, and consultants. The purpose of the 2021 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees, directors and consultants, and to promote the success of the Company’s business. Under the terms of the 2021 Plan, the Company initially reserved 15,824,493,516 shares of Common Stock, subject to an automatic increase on the first day of each calendar year such that the number of shares available for issuance under the 2021 Plan will be 10% of the outstanding shares of Common Stock of the company. The 2021 Plan further authorizes the administrator to amend the exercise price and terms of certain awards thereunder. As of the date of this Annual Report, no awards have been granted under the 2021 Plan.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2021 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” of our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Beneficial Owners of Shares of Common Stock” and “Equity Compensation Plan Information” of our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” of our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth under the heading “Independent Registered Public Accounting Firm” of our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.

(2)	Exhibits

		Filed/	Incorporated by Reference
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Amendment to Articles of Incorporation effective January 25, 2021		8-K	3.02(i)	000-55519	2/16/21
3.02(i)	Articles of Amendment to Articles of Incorporation (Rights and Limitations Regarding Series C Preferred Stock		8-K	3.01(1)	000-55519	2/16/21
3.03(i)	Certificate of Designation of Series B Preferred Stock		8-K	3.01(i)	000-55519	3/19/21
3.04(ii)	Bylaws		S-1	3.6	333-209623	2/22/16
4.01	Form of FPVD Warrant issued to SRAX Debenture holders		8-K	4.01	000-55519	2/16/21
4.02	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55519	3/19/21
4.03**	2021 Equity Incentive Plan	*
4.04**	Form of Option Grant from 2021 Equity Incentive Plan	*
4.05	Form of Restricted Stock Grant from 2021 Equity Incentive Plan	*
4.06	Form of Restricted Stock Unit Agreement from 2021 Equity Incentive Plan	*
10.01	Share Exchange Agreement dated September 30, 2020		8-K	10.1	000-55519	10/5/20
10.02	Form of Amendment to Share Exchange Agreement dated January 27, 2021		8-K	10.01	000-55519	2/16/21
10.03	Form of Transition Services Agreement dated January 27, 2021		8-K	10.02	000-55519	2/16/21
10.04	Form of Master Separation Agreement dated January 27, 2021		8-K	10.03	000-55519	2/16/21
10.05	Form of Debt Exchange Agreement with Red Diamond Partners, LLC		8-K	10.05	000-55519	2/16/21
10.06**	Form of Lou Kerner Employment Agreement		8-K	10.06	000-55519	2/16/21
10.07	Form of Confidential Information and Invention Assignment Agreement		8-K	10.07	000-55519	2/16/21
10.08	Form of Indemnification Agreement		8-K	10.08	000-55519	2/16/21
10.09	Form of Registration Rights Agreement with SRAX, Inc.		8-K	10.09	000-55519	2/16/21
10.11	Form of Securities Purchase Agreement for Series B Preferred Stock		8-K	10.01	000-55519	3/19/21
10.12	Registration Rights Agreement with Series B Investors		8-K	10.02	000-55519	3/19/21
14.01	Code of Ethics and Business Conduct	*
16.01	Assurance Dimension’s Letter		8-K	16.1	000-55519	2/16/21
21.01	Subsidiaries of Registrant		8-K	21.01	000-55519	2/16/21
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Force Protection Video Equipment, Inc.

April 15, 2021	By:	/s/ Lou Kerner
Lou Kerner, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Christopher Miglino his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) and supplements to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Christopher Miglino Christopher Miglino	Chairman of the Board of Directors	April 15, 2021

/s/ Lou Kerner Lou Kerner	Chief Executive Officer	April 15, 2021

/s/ Michael Malone Michael Malone	Chief Financial Officer, principal financial and accounting officer	April 15, 2021

/s/ Daina Middleton Daina Middleton	Director	April 15, 2021

/s/ Yin Woon Rani Yin Woon Rani	Director	April 15, 2021

FORCE PROTECTION VIDEO EQUIPMENT CORP.

BIGtoken Carve-Out Financial Statements

(A Business of SRAX, Inc.)

RBSM LLP
Accountants & Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SRAX, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BIGtoken, an operating segment of SRAX, Inc., (A carve-out of SRAX, Inc.), (the "Company"), as of December 31, 2020 and 2019, and the related carve-out statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the "carve-out financial statements"). In our opinion, the carve-out financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The accompanying carve-out financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the carve-out financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The carve-out financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These carve-out financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these carve-out financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

RBSM LLP
Accountants & Advisors

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the carve-out financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the carve-out financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the carve-out financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

At December 31, 2020, the Company's significant intangible asset consists of goodwill with a carrying value of \$5.4 million. As discussed in Notes of the audited carve-out financial statements, the Company tests goodwill for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the fair value of goodwill is less than its carrying amount.

Auditing management's annual and interim goodwill impairment tests was complex as valuation of the reporting unit involves considerable management judgment and estimation. For goodwill, the Company estimated the fair value of the reporting unit using a combination of the discounted cash flow method, a form of the income approach, and the market multiple of revenue, a form of the market approach. The discounted cash flow method is largely dependent upon estimates made by management with respect to significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization ("EBITDA"), terminal growth rates, and the cost of capital. For the market multiple method, the significant assumptions related to the selection of the appropriate guideline companies and related valuation multiples used in the analysis. These assumptions are forward-looking. Changes in market, industry and company-specific conditions could materially impact the determination of the fair value.

As part of our audit, we assessed the methodologies and significant assumptions used for the purposes of performing the impairment tests, among other procedures. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the valuations. The primary procedures we performed to address this critical audit matter included:

- We engaged our valuation specialists to assess the reasonableness of the cost of capital, the valuation models and significant assumptions used in the valuation of the BIGtoken operating segment
- Recalculating the mathematical accuracy of the discounted cash flow analysis and the assessment of fair value.
- Evaluating the Company's estimated cash flow forecasts and long-term revenue growth rates by comparing to historical data, current market conditions, and our knowledge of the Company's operations and the industry.

RBSM LLP
Accountants & Advisors

- Obtaining and evaluating the fair value report used to estimate fair value of goodwill which was prepared by management's third-party valuation specialist and was evaluated and approved by the Company's management team. This evaluation incorporated the use of the expertise of our fair value specialists. The work of our fair value specialist included reviews and analysis of the model and related assumptions used for the valuation of the goodwill and the appropriateness of such modeling for the type of valuation being performed.

Emphasis of Matter

As discussed in Note 1, BIGtoken is an integrated business, an operating segment, of SRAX, Inc. and is not a stand-alone entity. The carve-out financial statements of the BIGtoken reflect the assets, liabilities, revenue and expenses directly attributable to BIGtoken, as well as allocations deemed reasonable by management, to present the carve-out financial position, results of operations, changes in stockholders' equity and cash flows of BIGtoken on a stand-alone basis and do not necessarily reflect the carve-out financial position, results of operations, changes in stockholders' equity and cash flows of BIGtoken in the future or what they would have been had the BIGtoken been a separate, stand-alone entity during the periods presented. Our opinion is not modified with respect to this matter.

On February 4, 2021, Force Protection Video Equipment Corp., completed a reverse merger with "BIGtoken, Inc.", or Private BIGtoken, a wholly owned subsidiary/operating segment of SRAX, Inc., in accordance with the terms of the Amended Share Exchange Agreement and Plan of Merger and Reorganization dated as of January 27, 2021. The transaction was a reverse recapitalization. Following the completion of the BIGtoken Merger, the business conducted by Force Protection Video Equipment Corp., became the business conducted by Private BIGtoken,

We have served as the Company's auditor since 2011.

RBSM LLP

RBSM LLP
New York, NY
April 15, 2021

FORCE PROTECTION VIDEO EQUIPMENT CORP.

BIGtoken Carve-Out Balance Sheets

(A Business of SRAX, Inc.)

	As of December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$1,000	$1,000
Accounts receivable, net	1,199,000	876,000
Prepaid expenses	6,000	189,000
Marketable securities	−	64,000
Other current assets	1,000	1,000
Total current assets	1,207,000	1,131,000

Property and equipment, net	1,000	3,000
Goodwill	5,445,000	5,445,000
Intangible assets, net	917,000	869,000
Total Assets	$7,570,000	$7,448,000

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$853,000	$1,225,000
Other current liabilities	452,000	445,000
Total current liabilities	1,305,000	1,670,000

Series A, redeemable preferred stock – related party - $0.0001, authorized 20,000,000 shares, 5,000,000 shares issued and outstanding	5,000	5,000
Series B, redeemable preferred stock – stated value $100 per share, authorized 60,000 shares authorized, no shares issued and outstanding	−	−
Total Liabilities	1,310,000	1,675,000

Commitments and contingencies (see Note 7)

Common stock, $0.00000001 par value, authorized 1,000,000,000,000 shares, 149,562,566,584 shares issued and outstanding	1,000	1,000
Additional paid-in capital	42,830,000	26,837,000
Accumulated deficit	(36,571,000)	(21,065,000)
Total Equity	6,260,000	5,773,000
Total Liabilities and Stockholders’ Equity	$7,570,000	$7,448,000

The accompanying notes are an integral part of these Carve-Out Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

BIGtoken Carve-Out Statements of Operations

(A Business of SRAX, Inc.)

	Year ended December 31,
	2020	2019
Revenues	$2,168,000	$3,228,000
Cost of revenues	800,000	1,613,000
Gross profit	1,368,000	1,615,000

Operating expenses
Employee related costs	4,786,000	8,123,000
Marketing and selling expenses	1,167,000	2,515,000
Platform costs	1,157,000	1,251,000
Depreciation and amortization	920,000	929,000
General and administrative expenses	1,919,000	4,778,000
Total operating expenses	9,949,000	17,596,000

Loss from operations	(8,581,000)	(15,981,000)

Other income (expense)
Financing costs	(7,421,000)	(694,000)
Interest income	−	8,000
Change in fair value of derivative liabilities	196,000	1,000,000
Realized gain on marketable securities	305,000	50,000
Unrealized loss on marketable securities	−	(6,000)
Other	−	19,000
Total other income (expense)	(6,920,000)	377,000

Loss before provision for income taxes	(15,501,000)	(15,604,000)

Provision for income taxes	(5,000)	−

Net loss	$(15,506,000)	$(15,604,000)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	149,562,566,584	149,562,566,584

The accompanying notes are an integral part of these Carve-Out Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

BIGtoken Carve-Out Statements of Changes in Stockholders’ Equity

(A Business of SRAX, Inc.)

	Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	149,562,566,584	$1,000	$11,666,000	$(5,461,000)	$6,206,000
Net transfer from parent	-	-	15,171,000	-	15,171,000
Net loss	-	-	-	(15,604,000)	(15,604,000)
Balance, December 31, 2019	149,562,566,584	1,000	26,837,000	(21,065,000)	5,773,000
Net transfer from parent	-	-	15,993,000	-	15,993,000
Net loss	-	-	-	(15,506,000)	(15,506,000)
Balance, December 31, 2020	149,562,566,584	$1,000	$42,830,000	$(36,571,000)	$6,260,000

The accompanying notes are an integral part of these Carve-Out Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

BIGtoken Carve-Out Statements of Cash Flows

(A Business of SRAX, Inc.)

	Year ended December 31,
	2020		2019
Cash Flows from Operating Activities
Net loss		$(15,506,000)		$(15,604,000)
Adjustments to reconcile net loss to net cash used in operating activities
Allocations of corporate overhead		11,259,000		6,510,000
Stock-based compensation expense		237,000		467,000
Provision for bad debts		47,000		440,000
Depreciation expense		2,000		1,000
Amortization of intangibles		524,000		348,000
Realized gain on marketable securities		(305,000)		(50,000)
Unrealized loss on marketable securities		-		6,000
Changes in operating assets and liabilities
Accounts receivable		(398,000)		(526,000)
Prepaid expenses		183,000		(56,000)
Other current assets		-		(1,000)
Accounts payable and accrued expenses		(372,000)		536,000
Other current liabilities		7,000		445,000
Net Cash Used in Operating Activities		(4,322,000)		(7,484,000)

Cash Flows from Investing Activities
Proceeds from the sale of marketable securities		397,000		-
Purchase of software		(572,000)		(748,000)
Net Cash Used in Investing Activities		(175,000)		(748,000)

Cash Flows from Financing Activities
Cash transfer from parent, net		4,497,000		8,194,000
Net Cash Provided by Financing Activities		4,497,000		8,194,000

Net decrease in Cash		-		(38,000)
Cash, Beginning of Period		1,000		39,000
Cash, End of Period		$1,000		$1,000

Supplemental schedule of cash flow information
Cash paid for interest	$	−	$	−
Cash paid for taxes	$	−	$	−

Supplemental schedule of noncash investing and financing activities
	$	−	$	−

The accompanying notes are an integral part of these Carve-Out Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Notes to BIGtoken Carve-Out Financial Statements

(A Business of SRAX, Inc.)

NOTE 1 – THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Force Protection Video Equipment Corp., (“Company”) was incorporated on March 11, 2011, under the laws of the State of Florida. On February 4, 2021, the Company entered into a Share Exchange Agreement with SRAX, Inc. (“SRAX”). Pursuant to the Share Exchange Agreement, the Company acquired all of the outstanding capital stock of BIG Token, Inc. (“BIGtoken”) a wholly owned subsidiary and an operating segment of SRAX. See Note – 11 Subsequent Events “Reverse Merger” for further information.

BIGtoken is a data technology company offering tools and services to identify and reach consumers for the purpose of marketing and advertising communication. We are located in Westlake Village, California. Our technologies assist our clients in: (i) identifying their core consumers and such consumers’ characteristics across various channels in order to discover new and measurable opportunities to maximize profits associated with advertising campaigns and (ii) gaining insight into the activities of their customers. We derive our revenues from the sale of proprietary consumer data and sales of digital advertising campaigns.

BIGtoken currently operates as an operating segment of SRAX, Inc. (“SRAX”), as discussed in the Basis of Presentation, below. On October 1, 2020, SRAX entered into a share exchange agreement (the “Transaction”) with Force Protection Video Equipment Corp, a Florida corporation (“Force”). Prior to the Transactions, SRAX transferred the component of the BIGtoken operating segment, excluding the accounts receivable balance (as of the transfer date) that did not reside in BIGtoken, Inc. SRAX agreed to transfer 100% of the issued and outstanding common stock of BIGtoken, Inc, for 90% of the issued and outstanding shares of Force and 100% of the issued and outstanding shares of Force’s preferred stock.

Basis of Presentation

The Carve-Out Financial Statements of BIGtoken are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Throughout the periods covered by the Carve-Out Financial Statements, BIGtoken did not operate as a separate stand-alone entity but, rather as a business of SRAX. Consequently, stand-alone financial statements were not historically prepared for BIGtoken. The Carve-Out Financial Statements have been prepared in connection with the Transaction, and are derived from the accounting records of SRAX using the historical results of operations and the historical bases of assets and liabilities of BIGtoken, adjusted as necessary to conform to U.S. GAAP. The Carve-Out Financial Statements present the assets, liabilities, revenues, and expenses directly attributed to BIGtoken as well as certain allocations from SRAX. Intercompany balances and transactions between BIGtoken and SRAX have been presented in Net Parent investment within the Carve-Out Balance Sheets. SRAX’s debt, the related interest expense and derivative liabilities have not been allocated and reflected within the Carve-Out Financial Statements as BIGtoken is not the legal obligor of the debt and SRAX’s borrowings were not directly attributable BIGtoken’s business. The Carve-Out Financial Statements may, therefore, not reflect the results of operations, financial position or cash flows that would have resulted had BIGtoken been operated as a separate entity.

Cash management

Historically, BIGtoken received funding to cover any shortfalls on operating cash requirements through a centralized treasury function of SRAX.

Net Parent investment

As the Carve-Out Financial Statements are derived from the historical records of SRAX, the historical equity accounts are eliminated, and net parent investment is presented in lieu of shareholders’ equity on the Carve-Out Balance Sheets. The primary components of the net parent investment are intercompany balances other than related party payables and the allocation of shared costs. Balances between BIGtoken and SRAX that were not historically cash settled are included in net parent investment. Balances between BIGtoken and SRAX that would historically be cash settled are included in prepaid expenses and other current assets and accrued liabilities on the Carve-Out Balance Sheets. Net parent investment represents SRAX’s interest in the recorded assets of BIGtoken and represents the cumulative investment by SRAX in BIGtoken through the dates presented, inclusive of operating results. Upon the Reverse Merger, the Net Parent Investment has been presented as the par value and additional paid-in capital for the common stock and series A preferred stock equivalent number of shares received by SRAX from the Reverse Merger.

Cost allocation and attribution

The Carve-Out Statements of Operations include all costs directly attributable to BIGtoken, as well as costs for certain functions and services used by BIGtoken that have been allocated from SRAX. Costs were allocated to the Carve-Out Financial Statements for certain operating, selling, governance and corporate functions such as direct labor, overhead, sales and marketing, administration, legal and information technology. The costs for these services and support functions were allocated to BIGtoken using either specific identification or a pro-rata allocation using operating expenses, labor allocations and other drivers. Management believes the methodology for cost allocations is a reasonable reflection of common expenses incurred by SRAX on BIGtoken’s behalf.

Liquidity and Going Concern

BIGtoken has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis.

These factors create substantial doubt about BIGtoken’s ability to continue as a going concern within one year after the date that the Carve-Out Financial Statements are issued. The Carve-Out Financial Statements do not include any adjustments that might be necessary if BIGtoken is unable to continue as a going concern. Accordingly, the Carve-Out Financial Statements have been prepared on a basis that assumes BIGtoken will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position as of December 31, 2020 our cash flow and cash usage forecasts for the period covering one-year from the issuance date of these Carve-Out Financial Statements and our current capital structure.

We anticipate raising additional capital through alternative private and public sales of our equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. As our operations have historically been funded through SRAX’s treasury program, BIGtoken has minimal cash and cash equivalents and minimal working capital. If we do not raise sufficient capital in a timely manner, among other things, we may be forced to scale back our operations or cease operations all together.

Upon the close of our Share Exchange, we obtained access to approximately $1,000,000 in cash on hand and have raised an additional $4,700,000 through a private offering of our Series B Preferred Stock.

Currently, we are dependent on SRAX for our continued support to fund our operations, without which we would need to curtail our operations.

Use of Estimates

The Carve-Out Financial Statements have been prepared in conformity with U.S. GAAP and requires management of BIGtoken to make estimates and assumptions in the preparation of these Carve-Out Financial Statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Carve-Out Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

The most significant areas that require management judgment and which are susceptible to possible change in the near term include BIGtoken’s revenue recognition, provision for bad debts, BIGtoken point redemption liability, stock-based compensation, income taxes, goodwill and intangible assets.

As of December 31, 2020, the impact of COVID-19 continues to unfold and as a result, certain estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.

Fair Value of Financial Instruments

The accounting standard for fair value measurements provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on BIGtoken’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

BIGtoken uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires BIGtoken to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

Level 3—Unobservable inputs that are supported by little or no market data, which require BIGtoken to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include: estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. BIGtoken may also engage external advisors to assist us in determining fair value, as appropriate.

Although BIGtoken believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

BIGtoken’s financial instruments, including cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses, are carried at historical cost. At December 31, 2020 and 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. BIGtoken measures certain non-financial assets, liabilities, and equity issuances at fair value on a non-recurring basis. These non-recurring valuations include evaluating assets such as long-lived assets and goodwill for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.

Accounts Receivable

Credit is extended to customers based on an evaluation of their financial condition and other factors. Management periodically assesses BIGtoken’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. Accounts determined to be uncollectible are charged to operations when that determination is made. BIGtoken usually does not require collateral.

Concentration of Credit Risk, Significant Customers and Supplier Risk

Financial instruments that potentially subject BIGtoken to concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with financial institutions within the United States. The balances maintained at these financial institutions are generally less than the Federal Deposit Insurance Corporation insurance limits.

As of December 31, 2020, BIGtoken had five customers with accounts receivable balances of approximately 19.2%, 16.5%, 11.9%, 11.9%, and 10.1% of total accounts receivable. At December 31, 2019, BIGtoken had three customers with accounts receivable balances of approximately 25.9%, 16.4% and 15.0%.

For the period ended December 31, 2020, BIGtoken had two customers that account for approximately 17.2% and 10.6% of total revenue. For the year ended December 31, 2019, BIGtoken had two customers that account for approximately 19.3% and 14.1% of total revenue.

PREPAID EXPENSES

Prepaid expenses are assets held by BIGtoken, which are expected to be realized and consumed within twelve months after the reporting period.

MARKETABLE SECURITIES

Shares received will be accounted for in accordance with ASC 320 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain (loss) as a component of other income (expense). Upon the sale of the shares, BIGtoken will record the gain (loss) in the carve-out statement of operations as a component of other income (expense).

LONG-LIVED ASSETS

Management evaluates the recoverability of BIGtoken’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. Events and circumstances considered by BIGtoken in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in BIGtoken’s stock price for a sustained period of time; and changes in BIGtoken’s business strategy. In determining if impairment exists, BIGtoken estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments have been recorded regarding its identifiable intangible assets or other long-lived assets during the years ended December 31, 2020 or 2019, respectively.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets of three to seven years.

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

Intangible assets

Intangible assets consist of BIGtoken’s intellectual property of internally developed software and are stated at cost less accumulated amortization. Amortization is provided for on the straight-line basis over the estimated useful lives of the assets of five to nine years.

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which ranges up to three years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the years ended December 31, 2020, and 2019 there has been no impairment associated with internal use software. For the years ended December 31, 2020, and 2019, BIGtoken capitalized software development costs of $572,000 and $748,000, respectively.

During 2016, BIGtoken began capitalizing the costs of developing internal-use computer software, including directly related payroll costs. BIGtoken amortizes costs associated with its internally developed software over periods up to three years, beginning when the software is ready for its intended use.

BIGtoken capitalizes costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.

Goodwill

Goodwill is comprised of the purchase price of business combinations in excess of the fair value assigned at acquisition to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized. BIGtoken tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. BIGtoken performed its most recent annual goodwill impairment test as of December 31, 2020 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value exceeded the carrying value of its reporting units. BIGtoken concluded the fair value of the goodwill exceed the carrying value accordingly there were no indicators of impairment for the years ended December 31, 2020 and 2019.

BIGtoken had historically performed its annual goodwill and impairment assessment on December 31st of each year. This aligns BIGtoken with other advertising sales companies who also generally conduct this annual analysis in the fourth quarter.

When evaluating the potential impairment of goodwill, management first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for BIGtoken’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of BIGtoken’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to the impairment testing methodology primarily using the income approach (discounted cash flow method).

We compare the carrying value of the goodwill, with its fair value, as determined by a combination of the market approach and income approach, its estimated discounted cash flows. If the carrying value of goodwill exceeds its fair value, the excess amount will be recognized as an impairment charge. We operate as one reporting unit.

When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by specifically identified assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

Revenue Recognition

BIGtoken applies Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. Application of ASC Topic 606 requires BIGtoken to use more judgment and make more estimates than under former guidance. Application of ASC Topic 606 requires a five-step model applicable to all product offerings revenue streams as follows:

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

We are primarily responsible for fulfilling the promise to provide the specified good or service.

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

The entity has discretion in establishing the price for the specified good or service.

We have discretion in establishing the price our customer pays for the specified goods or services.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, including payments that are refundable if the customer cancels the contract according to the contract terms. Contract liabilities have been low historically, and recorded as current liabilities on our Carve-Out Financial Statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. We have no Long-term contract liabilities which would represent the amount of payments received in excess of revenue earned, including those that are refundable, when the time to fulfill the performance obligation is greater than one year.

Practical Expedients and Exemptions

We have elected certain practical expedients and policy elections as permitted under ASC Topic 606 as follows:

●	We adopted the practical expedient related to not adjusting the promised amount of consideration for the effects of a significant financing component if the period between transfer of product and customer payment is expected to be less than one year at the time of contract inception.
●	We made the accounting policy election to not assess promised goods or services as performance obligations if they are immaterial in the context of the contract with the customer.
●	We made the accounting policy election to exclude any sales and similar taxes from the transaction price; and
●	We adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Cost of Revenue

Cost of revenue consists of payments to media providers that are directly related to a revenue-generating event and project and application design costs. BIGtoken becomes obligated to make payments related to media providers in the period the media is provided to us. Such expenses are classified as cost of revenue in the corresponding period in which the revenue is recognized in the accompanying Carve-Out Statements of Operations.

Stock-Based Compensation

BIGtoken’s employees have historically participated in SRAX’s stock-based compensation plans. Stock-based compensation expense has been allocated to BIGtoken based on the awards and terms previously granted to BIGtoken’s employees as well as an allocation of SRAX’s corporate and shared functional employee expenses.

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

Income taxes

BIGtoken’s operations have historically been included in SRAX’s combined U.S. income tax returns. Income tax expense included in the Carve-Out Financial Statements has been calculated following the separate return method, as if BIGtoken was a stand-alone enterprise and a separate taxpayer for the periods presented. The calculation of income taxes on a separate return basis requires considerable judgment and the use of both estimates and allocations that affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and the Carve-Out Financial Statement recognition of revenues and expenses. As a result, BIGtoken’s deferred income tax rate and deferred tax balances may differ from those in SRAX’s historical results.

The provision for income taxes is determined using the asset and liability approach. Deferred taxes represent the future tax consequences expected when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the Carve-Out Financial Statement and tax bases of BIGtoken’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In evaluating BIGtoken’s ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. Any tax carryforwards reflected in the Carve-Out Financial Statements have also been determined using the separate return method. Tax carryforwards include net operating losses.

The complexity of tax regulations requires assessments of uncertainties in estimating taxes BIGtoken will ultimately pay. BIGtoken recognizes liabilities for anticipated tax audit uncertainties based on its estimate of whether, and the extent to which additional taxes would be due on a separate return basis. Tax liabilities are presented net of any related tax loss carryforwards.

Earnings Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and warrants and stock awards. For periods with a net loss, basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

Recent Accounting Updates Not Yet Effective

BIGtoken considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board. ASU’s not listed below were assessed and determined to be either not applicable or expected to have minimal impact on BIGtoken’s consolidated financial results.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (with amendments issued in 2018), which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance also requires lessees to recognize a ROU asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018. We adopted ASU 2016-02 on January 1, 2019, as BIGtoken is not an obligator on any lease agreements this standard did not have a material impact on our Carve-Out Financials Statements.

In September 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This guidance updates existing guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU 2016-13 did not have a material impact on our Carve-Out Financials Statements.

In September 2018, the FASB issued ASU 2018-07, “Improvements to Non-employee Share-Based Payment Accounting.” This guidance expands the scope of Topic 718 “Compensation - Stock Compensation” to include share-based payment transactions for acquiring goods and services from non-employees, but excludes awards granted in conjunction with selling goods or services to a customer as part of a contract accounted for under ASC 606, “Revenue from Contracts with Customers.” The adoption of ASU 2018-07 did not have a material impact on our Carve-Out Financials Statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which amends ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and requires the capitalized implementation costs to be expensed over the term of the hosting arrangement. The accounting for the service element of a hosting arrangement that is a service contract is not affected. ASU 2018-15 is effective for fiscal periods beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-15, effective January 1, 2019, did not have a material impact on our Carve-Out Financials Statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” This guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal periods beginning after December 31, 2019. Early adoption is permitted. We adopted ASU 2017-04 and it did not have a material impact on our Carve-Out Financials Statements.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of this guidance.

NOTE 2 – ACCOUNTS RECEIVABLE

	2020	2019
Gross accounts receivable	$1,675,000	$1,333,000
Allowance for bad debts	(476,000)	(457,000)
Accounts receivable, net	$1,199,000	$876,000

The carve-out statements of operations include both provision for bad debts directly identifiable as BIGtoken’s and allocated provision for bad debts from SRAX, Inc. The following table summarizes BIGtoken’s provision for bad debts for the periods indicated:

	2020	2019
Directly identifiable as BIGtoken’s	$47,000	$440,000
Allocated from SRAX, Inc.	−	10,000
Provision for bad debts	$47,000	$450,000

NOTE 3 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	2020	2019
Computer Equipment	$4,000	$4,000
Accumulated depreciation	(3,000)	(1,000)
Property and equipment, net	$1,000	$3,000

The carve-out statements of operations include both depreciation expense directly identifiable as BIGtoken’s and allocated depreciation expense from SRAX, Inc. The following table summarizes BIGtoken’s depreciation expense for the periods indicated:

	2020	2019
Directly identifiable as BIGtoken’s	$2,000	$1,000
Allocated from SRAX, Inc.	43,000	70,000
Depreciation expense	$45,000	$71,000

NOTE 4 – INTANGIBLE ASSETS

The components of intangible assets are as follows:

	2020	2019
Software	$1,980,000	$1,408,000
Accumulated amortization	(1,063,000)	(539,000)
Intangible assets, net	$917,000	$869,000

The carve-out statements of operations include both amortization expense directly identifiable as BIGtoken’s and allocated amortization expense from SRAX, Inc. The following table summarizes BIGtoken’s amortization expense for the periods indicated:

	2020	2019
Directly identifiable as BIGtoken’s	$524,000	$348,000
Allocated from SRAX, Inc.	349,000	510,000
Amortization expense	$873,000	$858,000

As of December 31, 2020 estimated amortization expense related to finite-lived intangibles for future years was as follows:

2021	518,000
2022	312,000
2023	87,000
Total estimated amortization expense	$917,000

As of December 31, 2020 and 2019, goodwill was $5,445,000 and there were no additions or impairments during the years ended December 31, 2020 and 2019.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following:

	2020	2019
Accounts payable, trade	$731,000	$911,000
Accrued expenses	−	20,000
Accrued bonus	6,000	3,000
Accrued commissions	48,000	125,000
Other accruals	68,000	166,000
Accounts payable and accrued liabilities	$853,000	$1,225,000

NOTE 6 – OTHER CURRENT LIABILITIES

BIGtoken Point liability

In 2019, BIGtoken launched the BIGtoken consumer data management platform, where registered users are rewarded for undertaking actions and sharing data within the platform. The business is currently based on a platform of registered users, developed as a direct to consumer data marketplace where users are paid for their data.

During the year ended December 31, 2019 BIGtoken instituted a policy that allows BIGtoken users to redeem outstanding BIGtoken points for cash if their account and point balances meet certain criteria. As of December 31, 2020 and 2019, BIGtoken has estimated the future liability for point redemptions to be $452,000 and $445,000, respectively, recorded as other current liabilities. BIGtoken considered the total number of points outstanding, the conversion rate in which points are redeemable for cash, and each user’s redemption eligibility.

BIGtoken utilizes an account scoring system that evaluates a number of factors in determining an account’s redemption eligibility. These factors include an evaluation of the following: the infrastructure utilized by the user when engaging with BIGtoken’s systems, the user’s geographical associations, consistency, and verifiability of the user’s data.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Other Commitments

In the ordinary course of business, BIGtoken may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of BIGtoken’s breach of such agreements, services to be provided by BIGtoken, or from intellectual property infringement claims made by third parties. In addition, BIGtoken has entered indemnification agreements with its directors and certain of its officers and employees that will require BIGtoken to, among other things, indemnify them against certain liabilities that may arise due to their status or service as directors, officers or employees. BIGtoken has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. BIGtoken maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Employment agreements

BIGtoken has entered into employment agreements with key employees. These agreements may include provisions for base salary, guaranteed and discretionary bonuses and option grants. The agreements may contain severance provisions if the employees are terminated without cause, as defined in the agreements.

Litigation

From time to time, BIGtoken may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, BIGtoken may receive letters alleging infringement of patent or other intellectual property rights. BIGtoken is not currently a party to any material legal proceedings, nor is BIGtoken aware of any pending or threatened litigation that would have a material adverse effect on BIGtoken’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Business Interruption

BIGtoken may be impacted by public health crises beyond its control. This could disrupt its operations and negatively impact sales of its products. BIGtoken’s customer and, suppliers may experience similar disruption. In December 2019, a novel strain of the Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China, which has evolved into a pandemic. This situation and preventative or protective actions that governments have taken to counter the effects of the pandemic have resulted in a period of business disruption, including delays in shipments of products and raw materials. COVID-19 has spread to over 175 countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. To the extent the impact of COVID-19 continues or worsens, the demand for BIGtoken’s products may be negatively impacted. COVID-19 has also impacted BIGtoken’s sales efforts as its ability to make sales calls is constrained. BIGtoken’s ability to promote sales through promotional activities has also been constrained. Trade shows and sales conferences, major events used to introduce and sell BIGtoken’s products, have been postponed indefinitely. The length and severity of the pandemic could also affect BIGtoken’s regular sales, which could in turn result in reduced sales and a lower gross margin.

NOTE 8 – STOCK OPTIONS AND AWARDS

BIGtoken’s employees have historically participated in SRAX’s various stock-based plans, which are described below. All references to shares in the tables below refer to shares of SRAX’s common stock and all references to stock prices in the tables below refer to the price of a share of SRAX’s common stock.

In January 2012, SRAX’s board of directors and stockholders authorized the 2012 Equity Compensation Plan, which SRAX refer to as the 2012 Plan, covering 600,000 shares of SRAX’s Class A common stock. On November 5, 2014, SRAX’s board of directors approved the adoption of SRAX 2014 Equity Compensation Plan (the “2014 Plan”) and reserved 600,000 shares of SRAX’s Class A common stock for grants under this plan.

On February 23, 2016, SRAX’s board of directors approved the adoption of SRAX 2016 Equity Compensation Plan (the “2016 Plan”) and reserved 600,000 shares of SRAX’s Class A common stock for grants under this plan.

The purpose of the 2012, 2014 and 2016 Plans is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to SRAX’s employees, directors and consultants and to promote the success of SRAX’s business. The 2012, 2014 and 2016 Plans are administered by SRAX’s board of directors. Plan options may either be:

●	incentive stock options (ISOs)
●	non-qualified options (NSOs),
●	awards of our common stock,
●	stock appreciation rights (SARs),
●	restricted stock units (RSUs),
●	performance units,
●	performance shares, and
●	other stock-based awards.

Any option granted under the 2012, 2014 and 2016 Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of SRAX’s outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The exercise price of any NSO granted under the 2012, 2014 or 2016 Plans is determined by SRAX’s board of directors at the time of grant but must be at least equal to fair market value on the date of grant. The term of each plan option and the manner in which it may be exercised is determined by SRAX’s board of directors or SRAX’s compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The terms of grants of any other type of award under the 2012, 2014 or 2016 Plans is determined by SRAX’s board of directors at the time of grant. Subject to the limitation on the aggregate number of shares issuable under the plans, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

Stock option and common stock award activities specifically identifiable or allocated to BIGtoken’s employees for the years ended December 31, 2020 and 2019, respectively, were summarized as follows:

In March 2019, 388,500 common stock options for SRAX’s common stock having an exercise price of $3.42 per share with an option value as of the grant date of $858,000 calculated using the Black-Scholes option pricing model were granted to several employees and members of SRAX’s management team. The options were valued using the Black Scholes option pricing model at a total of $858,000 based on the three-year term, implied volatility of 102% and a risk-free equivalent yield of 4.50%, and a stock price of $3.42. The expense associated with this option award will be recognized in operating expenses ratably over the vesting period.

In April 2019, SRAX issued 5,626 options to purchase SRAX’s common stock at a price of $5.49 to SRAX’s non-executive directors. Each of SRAX’s four non-executive directors received 1,407 options that vest 1/4th quarterly over the next year with an expiration date of April 15, 2026. The options were valued using the Black Scholes option pricing model at a total of $30,000 based on the seven-year term, implied volatility of 102% and a risk-free equivalent yield of 2.46%, stock price of $5.49.

On May 13, 2019 SRAX entered into a consulting agreement with a contractor for services related to BIGtoken. The agreement provides for 300,000 warrants with vesting conditions based on BIGtoken’s user growth in Asia. The warrants were valued using the Black Scholes option pricing model at a total of $1,138,000 based on the five-year term, implied volatility of 101%, a risk-free equivalent yield of 1.8% and stock price of $4.99.

In April 2020, BIGtoken issued 4,522 common stock options to each of our independent directors for their services. The options have a strike price of $1.95 and vest one year from their issue date or April 16, 2021. The options have a term of seven years from their issue date.

In November 2020, 150,000 common stock options having an exercise price of $2.97 per share with an option value as of the grant date of $325,000 calculated using the Black-Scholes option pricing model were granted to an employee. The expense associated with this option award will be recognized in operating expenses at date of grant.

During the year ended December 31, 2020, 36,454 common stock options were terminated, and a total of 119,200 common stock options were issued to its employees. The options have a strike price of $2.70 and vest five years from their issue date or August 18, 2025. The options have a term of five years from their issue date.

	Number of Shares	Weighted Average Strike Price/Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value		Weighted Average Grant Date Fair Value

Outstanding — December 31, 2018	348,105	5.94	2.39		−	−
Granted	694,126	4.01	3.38		−	1.14
Exercised	−	−	−		−	−
Forfeited	(28,951)	6.60	−		−	2.79
Outstanding — December 31, 2019	1,013,280	4.60	2.63		−
Vested and exercisable — December 31, 2019	229,162	6.32	1.68		−	3.96
Unvested and non-exercisable - December 31, 2019	784,118	4.10	2.98		−	2.79

Outstanding — December 31, 2019	1,013,280	4.60	2.63		−	−
Granted	287,286	2.79	4.84		−	1.24
Exercised	−	−	−		−	−
Forfeited	(36,454)	5.85	−		−	4.60
Outstanding — December 31, 2020	1,264,112	4.15	2.20		−	−
Vested and exercisable — December 31, 2020	553,250	4.54	2.04		−	2.95
Unvested and non-exercisable - December 31, 2020	710,862	$3.85	2.79	$	−	$2.88

The table above includes $300,000 warrants issued on May 13, 2019 to a contractor for services related to BIGtoken.

The following table sets forth the weighted-average assumptions used to estimate the fair value of option granted and warrants granted for the years ended December 31, 2020 and 2019:

	2020	2019
Expected life (in years)	5.1	3.8
Risk-free interest rate	0.4% - 0.6%	1.3%
Expected volatility	98% - 100%	102%
Dividend yield	0%	0%

The following table sets forth stock-based compensation expense for employees specifically identifiable to BIGtoken and allocated charges deemed attributable to BIGtoken’s operations resulting to stock options and purchase warrant awards included in the employee related cost in BIGtoken’s Carve-Out Statements of Operations for the years ended December 31, 2020 and 2019:

	2020	2019
Directly identifiable as BIGtoken’s	$237,000	$467,000
Allocated from SRAX, Inc.	1,091,000	516,000
Stock-based compensation expense	$1,328,000	$983,000

As of December 31, 2020 compensation cost related to the unvested options not yet recognized was approximately $2,047,000. The weighted average period over which the $2,047,000 will vest is estimated to be 2.8 years.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

BIGtoken evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. BIGtoken had the following financial assets as of December 31, 2020 and 2019:

	Balance as of December 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Marketable securities		−		−		−		−
Total assets	$	−	$	−	$	−	$	−

	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Marketable securities	64,000	64,000		−		−
Total assets	$64,000	$64,000	$	−	$	−

NOTE 10 – INCOME TAXES

Prior to the legal reorganization on February 4, 2021, certain Carve-out entities did not file separate tax returns as they were included in the consolidated tax reporting of other Parent entities, within the respective entity’s tax jurisdiction. Accordingly, the income tax provision included in these carve out financial statements was calculated using a method consistent with a separate return basis, as if the Carve-out business had been a separate taxpayer. As of December 31, 2020, all amounts related to BIGtoken’s tax positions are recognized on the Carve Out Balance Sheet. Income taxes are accounted for under the asset and liability method.

In the jurisdictions where the Carve-out business entities were included in the consolidated tax reporting of other Parent entities, the current tax payable or tax receivable of the Carve-out business represents the income tax to be paid or to be received from the Parent Group. For the purpose of these carve out financial statements, it was assumed that only the current year was outstanding. For the years ended December 31, 2020, and 2019, the income tax benefit for the Carve-out business is $0.

Income tax benefit consists of the following components for the years ended December 31:

	2020		2019
Current tax benefit
The Federal	$	−	$	−
State		5,000		−
Total		5,000		−

Deferred tax benefit
The Federal		−		−
State		−		−
Total		−		−
Total provision for income taxes		$5,000	$	−

The following table summarizes the principal components of deferred tax assets and liabilities of BIGtoken at December 31:

	2020		2019
Deferred income tax assets
Allowance for bad debts		$132,000		$126,000
Stock-based compensation expense		773,000		773,000
Interest expense limitation carryover		182,000		75,000
Contribution carryover		5,000		3,000
Accrued expenses		144,000		204,000
Net operating loss carry forwards		10,122,000		7,657,000
Total		11,358,000		8,838,000

Deferred income tax liabilities
Property and equipment		(19,000)		(49,000)
Intangible assets		(405,000)		(478,000)
Total		(424,000)		(527,000)

Net deferred income tax assets		10,934,000		8,311,000
Valuation allowance		(10,934,000)		(8,311,000)
Total income tax benefit	$	−	$	−

A reconciliation of income tax benefit computed using The Federal statutory tax rate to BIGtoken’s income tax benefit is as follows for the years ended December 31:

	2020	2019
Income tax benefit calculated at The Federal statutory rate	21%	21%
Fair market adjustment derivatives	0%	1%
Amortization of debt discount	(7)%	0%
Current state income tax expense (net of federal benefit)	0%	0%
Change in valuation allowance	(13)%	(21)%
Other	(1)%	(1)%
Total income tax benefit	(0)%	0%

All percentages are calculated as a percentage of pretax income for each respective year.

NOTE 11 – SUBSEQUENT EVENTS

Share Exchange Agreement (Reverse Merger)

On February 4, 2021, we completed a share exchange (“Share Exchange”) with SRAX, Inc. initially disclosed on the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 5, 2020. Pursuant to the Share Exchange, SRAX divested its ownership in BIGtoken, its wholly owned subsidiary. As a result of the Share Exchange, BIGtoken became our wholly owned subsidiary and we adopted BIGtoken’s business plan.

The transaction was accounted for as a reverse merger; therefore, the Company has accounted for the transaction as if BIGtoken, the legal acquiree, acquired all of the assets and liabilities of the Company, the legal acquiror. BIGtoken is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, due to the Share Exchange, BIGtoken’s net assets are included in the balance sheets at their historical book values and BIGtoken’s results of operations are presented for the comparative prior periods.

As consideration for the Share Exchange, the Company issued 149,562,566,584 shares of common stock and the holder of 5,000,000 shares of Series A Preferred Stock transferred all such shares to SRAX, in exchange for 100% of the of the issued and outstanding common stock of BIGtoken. Additionally, we assumed the obligation to issue an aggregate of 25,568,064,462 Common Stock purchase warrants (the “FPVD Warrants”) to certain SRAX debenture and warrant holders as consideration for as a condition to the divestiture of BIGtoken and amending their outstanding warrants to remove certain fundament transaction adjustments. The FPVD Warrants have a term of three (3) years, an exercise price of $0.00005844216 per share, and contain adjustments in the event of stock dividends and splits, subsequent rights offerings, pro rata distributions, and certain fundamental transactions as more fully described in the FPVD Warrants. The FPVD Warrant provide for cashless exercise at any time after six (6) months of the issuance date in the event that the shares underlying the FPVD Warrants are not subject to an effective registration statement.

BIGtoken’s statement of changes in stockholders’ equity, as presented in these financial statements, were restated to reflect the 149,562,566,584 common stock and 5,000,000 shares of Series A Preferred Stock received by SRAX as a result of the Share Exchange.

Amendment to Share Exchange Agreement

The Company entered into an Amendment to the Exchange Agreement on January 27, 2021. The Exchange Amendment amended the amount of securities each party thereto would receive in the Share Exchange and included anti-dilution protection for SRAX should we sell equity securities at a pre-money valuation of less than $10,000,000 resulting in SRAX owning less than 70% of our voting power.

Transition Services Agreement

On January 27, 2021 we entered into the TSA with SRAX. Pursuant to the TSA, SRAX agreed to provide us with certain operational and administrative services as needed for certain agreed upon fees.

Master Separation Agreement

On January 27, 2021, we entered into the MSA with SRAX. The MSA describes our separation from SRAX.

Employment Agreement of Lou Kerner

On January 3, 2021 we entered into an at-will employment agreement with Lou Kerner to serve as chief executive officer, subject to the fulfillment of certain conditions. On February 16, 2021, the conditions contained in the employment agreement were either met or waived, and Mr. Kerner commenced his employment as chief executive officer.

On February 16, 2021, as required pursuant to his employment agreement, we issued Mr. Kerner, a Common Stock purchase option to purchase up 15,824,493,516 shares of Common Stock. The option has a term of ten (10) years from issuance and exercise prices of: (i) 33.33% of the Option will have an exercise price of $0.00005435, (ii) 33.33% of the Option will have an exercise price of $0.00006340 and (iii) all remaining amounts of the Option will have an exercise price $0.00007246. The option vests as follows: (i) 33.33% on the one-year anniversary of issuance and (ii) the remaining portion in equal quarterly amounts over a two (2) year period after the initial vesting occurs. As discussed in Note 1 – The Company, Basis of Presentation and Summary of Significant Accounting Policies, the Company currently use the Black-Scholes option-pricing model to value stock options granted to employees. Based upon the inputs and assumptions used by the Company in connection with the Black-Scholes option pricing model, the Company estimates that the non-cash option expense could exceed $400,000,000. The Company has retained a valuation firm to advise with regard to the inputs used in the valuation of the option. The company is also exploring the cancellation, amendment, reissuance, or exchange of the option, subject to Mr. Kerner’s approval, with the goal of reducing the overall option expense. There can be no assurances that we will be able to reduce such expense or that such expense does not exceed our estimates.

Series B Offering

On March 12, 2021, we entered into a Securities Purchase Agreements (“SPA”) and Registration Rights Agreements (“RRA”) with accredited investors pursuant to which investors purchased 47,248.27 shares of Series B preferred Stock for an aggregate of $4,725,000 or $100 per share (the “Offering”). The Offering closed on March 12, 2021. We had previously closed on 10,500 shares of Series B Preferred stock or $1,050,000 in October of 2020. As a result, on March 12, 2021, there were 57,748.27 shares of Series B Stock outstanding.

Pursuant to the terms of the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (“COD”), (i) each share of Series B Stock has a stated value of $100, (ii) the Series B Stock accrues a 5% dividend beginning one year after the original issue date and thereafter on a quarterly basis, (iii) the Series B Stock has no voting rights, except as required by law, and (iv) the Series B Stock has no liquidation preference over the Company’s Common Stock. Additionally, the Series B Stock converts into Common Stock (i) at the election of the holder at any time at a price equal to $15,000,000 divided by the fully diluted outstanding securities of the Company at the time of conversion (“Standard Conversion Price”) or (ii) automatically upon the completion of an offering of $5,000,000 or more (“Qualified Offering”) at the lower of (a) the Standard Conversion Price or (b) eighty percent (80%) of the lowest per share purchase price of Common Stock in such Qualified Offering (“Qualified Offering Conversion Price”). The Offering meets the definition of a Qualified Offering as described in the COD and accordingly, all of the outstanding shares of Series B Stock will convert into Common Stock at eighty percent (80%) of the Standard Conversion Price. The Company has filed an amendment to its articles of incorporation decreasing the par value of its Common Stock in order to effect the conversion of all such Series B Stock into Common Stock.

In accordance with the foregoing, upon full conversion of the Series B Stock, and not taking into account nay beneficial ownership limitations, the Company will issue an additional 82,343,910,014 shares of Common Stock.

Series C Offering

On January 27, 2021, prior to the completion of the Share Exchange, Force Protection Video Equipment Corp. (“FPVD”) entered into a debt exchange agreement with Red Diamond Partners, LLC, whereby FPVD issued 8,313 shares of Series C Convertible Preferred Stock. Each share of Series C Preferred Stock is convertible into 1,546,576 shares of FPVD common stock. The aggregate number of shares issuable upon conversion of all Series C Preferred Stock outstanding is approximately 12,864,419,313 common shares, subject to beneficial ownership limitations contained therein.

Amendments to the Articles of Incorporation

On April 15, 2021, the Company filed an amendment to its articles of incorporation with the Secretary of State of Florida to change the par value of the Company’s common stock from $0.0001 to $0.00000001. As of the date hereof, the amendment is not yet effective. The change of par value is reflected in BIGtoken’s statements of changes in stockholders’ equity.

