Form 10-K/A
period 2020-12-31
Force Protection Video Equipment Corp.
filed 2021-05-28
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, Par Value $0.00000001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 226,828,797,262 shares of Class A common stock are outstanding as of May 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission on April 15, 2021 (the “Original Filing”). We are filing this Amendment to the Original Filing to include the information required by Part III of Form 10-K previously omitted from the Original Filing in reliance on General Instruction G (3) to Form 10-K. This Amendment hereby amends and replaces in its entirety Part III of the Original Filing.

Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications by our principal executive officer and principal financial officer in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements have been included in this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to April 15, 2021.

OTHER PERTINENT INFORMATION

All references in this Annual Report to the “Company,” “we,” “us” or “our” refer to Force Protection Video Equipment Corp. and our wholly owned subsidiary BIG Token, Inc. on a consolidated basis. All references to “Common Stock” or “Common Shares” refers to the common stock, $0.00000001 par value, of Force Protection Video Equipment Corp. All references to “BIG Token”, “BIG Token Application” or “BIG Token business” refers to our wholly owned subsidiary and corresponding operations that consist of a consumer based platform, technologies offer and services used to identify and reach target consumers which we purchased from SRAX, Inc. (“SRAX”) on February 4, 2021.

PART II

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our directors and executive officers and their ages, positions, and biographies as of May 26, 2021 are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. For a description of the employment agreements and other ancillary agreements entered into between our officers and directors and the Company, please refer to the section entitled Executive Compensation below.

Executive Officers and Directors

Name	Age	Positions	Officer / Director Since
Christopher Miglino	52	Interim Principal Executive Officer, Director	2021
George Stella	50	President, Chief Revenue Officer	2021
Michael Malone	39	Chief Financial Officer and Principal Accounting Officer	2021
Daina Middleton	55	Director	2021
Yin Woon Rani	47	Director	2021

Christopher Miglino, age 52 is the co-founder of SRAX, our parent company and has served on our board of directors since February 2021. Since April 2010, Mr. Miglino has served as SRAX’s Chief Executive Officer and a member of its board of directors. He also served as SRAX’s Chief Financial Officer and principal financial and accounting officer from April 2010 until August 2015. Mr. Miglino, who has over 15 years of experience running various advertising companies, oversees all of our affairs. Some of the companies Mr. Miglino has helped launch programs for include Diet Coke, Bank of America, Nestle, General Mills, HBO, National Geographic, Target, Aflac, and Bayer. Mr. Miglino previously served as a Board member for EVmo, Inc. (fka YaYYo, Inc) [OTC: YAYO] and served on their compensation committee until January 2020. In addition, from August 2008 until March 2010, Mr. Miglino was CEO of the Lime Ad Network, a subsidiary of Gaiam, Inc. (Nasdaq: GAIA), where his responsibilities included management of interactive and innovative advertising programs for 250 green and socially conscious websites. Prior to that, from June 2004 until August 2008, Mr. Miglino was CEO of Conscious Enlightenment, where he oversaw their day to day operations in the publishing and advertising industry. From 2004 until 2008, Mr. Miglino served as a board member for Golden Bridge Yoga in Los Angeles, a studio that encompasses over 20,000 square feet of yoga spaces including a restaurant. Mr. Miglino holds a bachelor’s degree from the University of Southern California. Mr. Miglino’s role as a co-founder of SRAX, his operational experience in SRAX as well as his professional experience in technology and advertising sectors were factors considered with his appointment to the BIG Token Board.

George Stella, age 50, joined the Company as chief revenue officer in February 2021. He was also appointed to serve as President of the Company on May 18, 2021. Prior to that, Mr. Stella served as executive vice president of SRAX, our parent company, since March 2018. George began his career in digital advertising spending 12 years at 24/7 Media as the data driven digital marketing space emerged. He then entered the digital shopper marketing space in its infancy with OwnerIQ and then HookLogic. Prior to joining SRAX, Mr. Stella served as vice president of sales, helping Yieldbot develop its digital shopper business.

Michael Malone, age 39, has been our principal accounting officer since January 2021. Mr. Malone has also served as SRAX’s Chief Financial Officer since December 2018. Mr. Malone has over sixteen (16) years of experience in corporate finance in public and private companies. From 2014 until December 2018, he served as Vice President Finance of Westwood One, LLC, a subsidiary of Cumulus Media, Inc. (NYSE: “CMLS”), an audio broadcast network in New York. Prior to that, from January 2013 through June 2014, he served as Finance Director / Controller for Cumulus Media Network’, audio broadcast network, until its merger with Westwood One, LLC. Prior to that from 2012 to 2013, he worked as Director of Internal Auditing of Cumulus Media. He holds a BA in accounting from Monmouth College.

Daina Middleton, age 55, is the CEO of Britelite Immersive. She also is an advisor and board member assisting companies in increasing their growth potential. From September 2017 through September 2019, she served as the Chief Executive Officer of Ansira Partners, a PE-backed marketing technology and services firm. Prior to that, from 2016 through September 2017, she served as a principal in Larsen Consulting Group, an arm of Gryphon Investors, coaching portfolio executives. Prior to joining LCG, she ran B2B Marketing for Twitter, and was the CEO of Performics, the performance marketing arm of Publicis. Earlier in her career, she worked for Hewlett-Packard for 16 years. She joined the board of directors at Marin Software (NASDAQ: MRIN) in 2014 where she serves on the Audit/ Finance and Compensation committees. She also serves on the board of PE-backed account-based marketing firm Madison Logic. She acts as an advisor for early start ups Ad Fontes Media and MarketBeam. She is also a published author, publishing “Marketing in the Participation Age: A Guide to Motivating People to Join, Share, Take Part, Connect, and Engage,” and “Grace Meets Grit: How to bring out the Remarkable Courageous Leader Within.” She holds a bachelor’s degree from Oregon State University. In evaluating Ms. Middleton’s specific experience, qualifications, attributes and skills in connection with her appointment to the Board, the Board took into account her extensive experience in raising capital, revenue growth, leadership coaching, marketing and branding, technology, and her leadership skills throughout such industries.

Yin Woon Rani, age 47, has served as the chief executive officer of MilkPEP, a government administrated program that helps promote the consumption of fluid milk (best known for the Got Milk? campaign) since October 2019. Prior to that, from January 2014 – June 2018, she served as VP and chief customer experience officer for the Campbell Soup Company (NYSE: CPB), where she helped modernize and lead integrated communications for the company. Prior to that, from November 2011 through March 2013, she served as president (North America) of Universal MCCann, a global media and advertising agency. She graduated from Yale University, summa cum laude and earned a Masters of Business Administration from New York University Stern, where she graduated second in her class. In evaluating Ms. Rani’s specific experience, qualifications, attributes and skills in connection with her appointment to the Board, the Board took into account her extensive experience in marketing, media, technology, and her leadership skills throughout such industries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2020:

None.

CORPORATE GOVERNANCE

Committees

The Board currently does not have audit, compensation or governance committees. Due to our size and limited resources and employees, the Board has determined that the functions of such committees, including the compensation committee, will be undertaken by the entire Board. Upon securing additional financing, the Board anticipates the creation of free standing committees. Executive compensation is determined by the entire board.

Stockholder Recommendation of Board Nominees

We currently do not have a formal policy on the submission of recommendations for candidates to the Board from stockholders. While the Board has not adopted a formal diversity policy or specific standards with regard to the selection of director nominees, due to the nature of our business, the Board believes it is important to consider diversity of race, ethnicity, gender, age, education, cultural background, and professional experiences in evaluating board candidates. Additionally, although the Board has not formally established any specific, minimum qualifications that must be met by each candidate for the Board or specific qualities or skills that are necessary for one or more of the members of the Board to possess, when considering a potential non-incumbent candidate, the Board will factor into its determination the following qualities of a candidate: educational background, diversity of professional experience, including whether the person is a current or former chief executive officer or chief financial officer of a public company or the head of a division of a large international organization, knowledge of our business, integrity, professional reputation, independence, and ability to represent the best interests of our stockholders.

The Board anticipates adopting a formal process for submission of stockholder recommendations in the future.

Code of Ethics

We are committed to maintaining the highest standards of honest and ethical conduct in running our business efficiently, serving our stockholders interests and maintaining our integrity in the marketplace. To further this commitment, we have adopted our Code of Ethics and Business Conduct, which applies to all our directors, officers and employees. A copy of our Code of Ethics and Business Conduct is attached to the Original Filing as Exhibit 14.01. If you would like to receive a copy of our Code of Ethics and Business Conduct, we will provide you a copy free of charge. Please see the portion of the Annual Report entitled “Where to Find More Information” for directions on how to request such information.

Audit Committee

We do not have a separately designated standing audit committee or a committee performing similar functions. Our Board of Directors currently performs the functions of an audit committee.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. Also, our executive officers, directors and holders of more than 10% of our common stock, file reports with the SEC on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available on the SEC’s web site, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Alternatively, you may obtain copies of these filings, including exhibits, including our Code of Ethics and Business Conduct, by writing or telephoning us at:

FORCE PROTECTION VIDEO EQUIPMENT CORP.

2629 Townsgate Rd., Suite 215

Westlake Village, Ca 91361

Attn: Investor Relations

Tel: (714) 312-6844

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed years ended December 31 (which was the fiscal year end of SRAX, our parent corporation upon completion of the share exchange transaction (“Share Exchange”) between the Company and SRAX that closed on February 4, 2021), for:

●	all individuals serving as our principal executive officer or acting in a similar capacity;
●	our two most highly compensated named executive officers, whose annual compensation exceeded $100,000; and
●	up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as a named executive officer of our company, at December 31, 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)		No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

George Stella	2020	175,000	23,047	-	-		-	-	14,087	(6)	212,134
Chief Revenue Officer, President (2)	2019	175,000	10,534	-	110,450	(3)	-	-	18,775	(6)	314,759

Lou Kerner	2020	-	-	-	-		-	-			-
Former Chief Executive Officer (4)	2019	-	-	-	-		-	-			-

Paul Feldman	2020	-	-	-	-		-	-
Chief Executive Officer(5)	2019	16,538	-	-	-		-	-			16,538

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 12 of the notes to our Parent Company’s consolidated financial statements appearing in the 10-K for the year end December 31, 2019 for options awarded in 2019 or prior.

(2)	All amounts paid to Mr. Stella were from SRAX, the parent company of BIG Token prior to the closing of the Share Exchange on February 4, 2021.
(3)	Mr. Stella’s stock option award consisted of 50,000 options to purchase Class A Common Stock of SRAX at $3.47 per share. The Options vest 1/3 annually beginning March 24, 2019.
(4)	Lou Kerner became our Chief Executive Officer effective February 16, 2021. Effective May 15, 2021, Mr. Kerner was terminated by the Company.
(5)	Effective January 27, 2021, Mr. Feldman resigned as chief executive officer, principal accounting officer, and as a member of our board of directors. He received no compensation for 2020. Notwithstanding, Mr. Feldman received 841,184,289 shares of Common Stock for certain past due and unpaid deferred compensation pursuant to his separation agreement entered into on January 27, 2021.
(6)	Represents benefits paid by SRAX to the applicable person.

Summary Compensation Table (Paid by SRAX, Inc.)

The amounts paid below to the listed executive officers of the Company were all paid in their entirety by SRAX, the parent corporation of BIG Token prior to the closing of the Share Exchange on February 4, 2021. No direct payments from FPVD have been made to these two officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)		No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Michael Malone	2020	200,000	-	75,000	-		-	-	21,554	(4)	296,554
Chief Financial Officer	2019	199,242	-	75000	167,798	(2)	-	-	28,722	(4)	470,762

Christopher Miglino	2020	340,000	50,000	-	648,489	(3)	-	-	41,031	(4)	1,079,520
Principal Executive Officer	2019	340,000	-	-	-		-	-	24,455	(4)	364,455

(1)	The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 12 of the notes to our Parent Company’s consolidated financial statements appearing in the 10-K for the year end December 31, 2019 for options awarded in 2019 or prior.
(2)	Mr. Malone’s stock option award consisted of 100,000 options to purchase Class A Common Stock of SRAX at $2.56 per share. The Options vest quarterly over a three-year period beginning January 1, 2019.
(3)	Represents an option to purchase 300,000 shares of Class A Common Stock of SRAX at an exercise price of $2.97 per share and a term of 5 years. The options were fully vested on the grant date.
(4)	Represents benefits paid by SRAX to the applicable person.

Employment Agreement of Lou Kerner

On January 3, 2021 we entered into an at-will employment agreement with Lou Kerner to serve as chief executive officer subsequent to the completion of the Share Exchange and certain other conditions as more fully set forth in his Employment Agreement (the “Kerner Employment Agreement”). All conditions to the Kerner Employment Agreement were met or waived as of February 16, 2021, and Mr. Kerner’s employment began on February 16, 2021.

On May 15, 2021, the Board of Directors of the Company terminated Mr. Kerner’s employment pursuant to the terms of the Kerner Employment Agreement.

Pursuant to the Kerner Employment Agreement, Mr. Kerner was entitled to receive the following compensation during his employment: (i) an annual salary of $175,000, (ii) eligibility for a target annual bonus of up to 100% of his base salary subject to meeting certain performance baselines with the year ending December 31, 2021 baseline as the Company receiving $5.5 million of gross profit for such year, (iii) eligibility to participate in and receive comparable benefits under all plans and programs of the Company offered to similarly situated executives, and (iv) the ability to accrue up to 14 days of paid vacation per year, with a maximum roll over of 10 days for a following year. Mr. Kerner also received a stock option grant that was cancelled upon Mr. Kerner’s termination.

Employment Agreement of George Stella

On February 4, 2021, the Company appointed George Stella as chief revenue officer of the Company. Mr. Stella is not a party to a written employment agreement. His compensation has been determined by the Board Effective February 4, 2021, Mr. Stella’s annual salary was $175,000. Mr. Stella is also entitled to any additional benefits offered to all employees. Effective May 18, 2021, the Board appointed Mr. Stella as president of the Company, in addition to his role as chief revenue officer.

There were no arrangements pursuant to which Mr. Stella was appointed as chief revenue officer or president. There are no family relationships between Mr. Stella and any of the directors or officers of the Company or any of its subsidiaries.

Employment of Michael Malone

Mr. Malone began serving as our chief financial officer beginning February 4, 2021, upon completion of the Share Exchange with SRAX. He currently receives compensation pursuant to the Transition Services Agreement entered into with SRAX. There are no family relationships between Mr. Malone and any of the directors or officers of the Company or any of its subsidiaries.

Employment of Paul Feldman

Mr. Feldman resigned as chief executive officer, principal accounting officer, and as a member of our board of directors on January 27, 2021, in anticipation of the completion of the Share Exchange with SRAX. He received no compensation during 2020, although did receive 841,184,289 shares of Common Stock for certain past due and unpaid deferred compensation pursuant to a separation agreement entered into with the Company on January 27, 2021, prior to the completion of the Share Exchange.

Employment of Christopher Miglino

Mr. Miglino was appointed as interim Principal Executive Officer on May 18, 2021 subsequent to Mr. Kerner’s termination as chief executive officer that was effective on May 15, 2021. Mr. Miglino is the chief executive officer of SRAX, BIG Token’s former parent company, and is not being compensated for his interim services. There are no family relationships between Mr. Miglino and any of the directors or officers of the Company or its subsidiaries.

Outstanding Equity Awards at Year End

None as of December 31, 2020.

Our Equity Compensation Plans

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Plans approved by our stockholders:	—	—	—
Plans not approved by stockholders
2021 Equity Incentive Plan (1)	—	—	—

(1)	The 2021 Equity Incentive Plan was adopted on March 16, 2021. On January 1 of each year, the number of shares available for issuance under the 2021 Equity Incentive Plan will increase if necessary, to be equal to 10% of the outstanding shares of common stock of the Company.

Director Compensation

Below is a description of our compensation policy for non-employee director compensation, which is in effect beginning February 4, 2021, the date that the Share Exchange closed.

Board Compensation Policy

Beginning on February 4, 2021, each non-employee director will receive a cash payment of $7,500 per full quarter of service on the Board. All fees will be paid at the end of each respective quarter. In the event of partial service for a quarter, such Board member will receive such prorated portion of director fees for days of service in the applicable quarter.

The following table provides information concerning the compensation paid to our non-executive directors for their services as members of our board of directors for the year ended December 31, 2020. Upon completion of the Share Exchange, the Company is adopting a December 31 fiscal year end. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yin Woon Rani				—	—	—
Daina Middleton				—	—	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if they have or share the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or have the right to acquire such powers within 60 days. Accordingly, the following table does not include options to purchase our common stock that are not exercisable within the next 60 days.

Name and Address of Beneficial Owner (1)	Shares	Shares Underlying Convertible Securities	Total	Percent of Class (2)
Directors and named executive officers
Paul Feldman (3)	841,184,289	-	841,184,289	*
Lou Kerner (4)	-	-	-	*
George Stella (5)	-	-	-	*
Michael Malone	356,477,822	-	356,477,822	*
Daina Middleton	-	-	-	*
Yin Woon Rani	-	-	-	*
Christopher Miglino	-	-	-	*
All directors and named executive officers as a group (7 individuals)	1,197,662,109	-	1,197,662,111	*

5% owners
SRAX, Inc.	149,562,566,534	-	149,562,566,534	65.94%
All directors, named executive officers, and 5% owners as a group (8 entities)	150,760,228,643	-	150,760,228,643	66.46%

*	Represents less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o FPVD, 2629 Townsgate Road #215, Westlake Village, CA 91361.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common share purchase options or warrants. There are 226,828,797,262 shares of common stock issued and outstanding as of May 26, 2021.

(3)	Address for holder is 1249 Kildare Farm Road, Suite 2019, Cary, NC 27511. Mr. Feldman’s employment as CEO and sole member of the Board was terminated as of the close of business on January 27, 2021.

(4)	Mr. Kerner began service as CEO on February 17, 2021. On May 15, 2021, his employment was terminated with the Company.

(5)	George Stella began service as Chief Revenue Officer on February 4, 2021. Effective May 18, 2021, Mr. Stella was additionally appointed to the role of President of the Company.

Series A Preferred Stock

The Company also has 5,000,000 shares of Series A Preferred Stock issued and outstanding, all of which are held by SRAX. The Series A Preferred Stock votes 200 votes per share. The Series A Preferred Stock is not convertible into common stock.

Name and Address of Beneficial Owner (1)	Shares	Shares Underlying Convertible Securities	Total	Percent of Class (2)
SRAX, Inc.	5,000,000	-	5,000,000	100.00%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o FPVD, 2629 Townsgate Road #215, Westlake Village, CA 91361.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common share purchase options or warrants. There are 5,000,000 shares of Series A Preferred Stock issued and outstanding as of May 26, 2021

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We review all known relationships and transactions in which the Company and our directors, executive officers, and significant stockholders or their immediate family members are participants to determine whether such persons have a direct or indirect interest. Our management, in consultation with our outside legal consultants, determines based on specific fact and circumstances whether the Company or a related party has a direct or indirect interest in these transactions. In addition, our directors and executive officers are required to notify us of any potential related party transactions and provide us with the information regarding such transactions.

Related Party Transactions

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is included in the Section of this annual report entitled “Director Compensation” and “Executive Compensation.”

Information regarding disclosure of compensation to a director is included in the Section of this proxy statement entitled “Director Compensation.”

Summarized below are certain transactions and business relationships between the Company and persons who are or were an executive officer, director or holder of more than five percent of any class of our securities since January 1, 2019:

●	On January 27, 2021, Mr. Feldman’s was terminated as our chief executive officer and sole director and in consideration for past due and unpaid deferred compensation, the Company issued him 841,184,289 shares of Common Stock.

List of Parent Companies

●     SRAX, Inc.

Effective February 4, 2021, SRAX became a majority shareholder of the Company and its subsidiary BIG Token. As of the May 26, 2021, SRAX owns 149,562,566,584 shares of Common Stock of the Company, accounting for approximately 66% of the outstanding Common Stock. SRAX also owns 5,000,000 shares of the Company’s Series A Preferred Stock, accounting for 100% of the Series A Preferred Stock outstanding. The Series A Preferred Stock votes 200 votes per share. As a result of such ownership of securities, SRAX has unilateral control over the Company in all matters of voting, including election of directors as of the date hereof.

Independence of Directors

As of May 26, 2021, the Company’s directors are contained below. For purposes of determining independence, the Company has adopted the definition of independence as contained in Nasdaq Market Place Rule 5605(a)(2). Pursuant to the definition, the Company has determined that Yin Woon Rani and Daina Middleton qualify as independent.

Director	Independent
Christopher Miglino	No
Yin Woon Rani	Yes
Daina Middleton	Yes

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Assurance Dimensions for 2019 and 2020 and Soles, Heyn & Company, LLP for 2019. Soles, Heyn, & Company served as the Company’s independent registered public accounting firm until October 16, 2019. Assurance Dimensions was retained by the company on October 16, 2019 and dismissed as the Company’s independent registered public accounting firm on February 9, 2021. On February 9, 2021, the Board appointed RBSM, LLP (“RBSM”) as the Company’s independent registered public accounting firm.

	2020		2019

Audit Fees	$		$
Soles, Heyn, & Company, LLP
Assurance Dimensions		27,300		16,000
Audit-Related Fees
Soles, Heyn, & Company, LLP		0		0
Assurance Dimensions		0		0
Tax Fees
Soles, Heyn, & Company, LLP		0		0
Assurance Dimensions		0		0
All Other Fees
Soles, Heyn, & Company, LLP		0		0
Assurance Dimensions		0		0
Total		$27,300		$16,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Pre-Approval of Independent Auditor Services and Fees

The Company currently does not have a standing audit committee. Accordingly, consistent with the SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Filed/	Incorporated by Reference
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date
31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Force Protection Video Equipment Corp.

May 28, 2021	By:	/s/ Christopher Miglino
Christopher Miglino, Interim Principal Executive Officer

