Form 10-Q
period 2021-03-31
Force Protection Video Equipment Corp.
filed 2021-07-01
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-55519

Force Protection Video Equipment Corp.

(Exact name of registrant as specified in its charter)

Florida	45-1443512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2629 Townsgate Road #215 Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

(714) 312-6844

(Registrant’s telephone number, including area code)

(Former Name)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had: (i) 226,828,797,262 shares of common stock, (ii) 10,500 shares of Series B Preferred Stock which are convertible into 14,972,068,517 shares of common stock, and (iii) 8,318 shares of Series C Preferred Stock which are convertible into 12,864,419,313 shares of common stock, issued and outstanding as of June 30, 2021.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of revenues, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties described in the sections of this Quarterly Report entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements and the related notes included therein.

All references in this Quarterly Report to the “Company,” “we,” “us” or “our” refer to Force Protection Video Equipment Corporation and our wholly owned subsidiary BIGtoken, Inc. on a consolidated basis. All references to “Common Stock” or “Common Shares” refers to the common stock, $0.00000001 par value, of Force Protection Video Equipment. All references to “BIGtoken”, “BIGtoken Application” or “BIGtoken business” refers to our wholly owned subsidiary and corresponding operations that consist of a consumer based platform, technologies offer and services used to identify and reach target consumers which we purchased from SRAX, Inc. (“SRAX”) on February 4, 2021.

As used herein, references to (i) “Exchange Agreement” refer to that certain share exchange agreement entered into by and between the Company, SRAX, and Paul Feldman (the Company’s prior CEO) on September 30, 2020, (ii) “Exchange Amendment” refers to the amendment to the Exchange Agreement entered into by between the Company, SRAX, and Paul Feldman on January 27, 2021, (iii) “TSA” refer to the transition services agreement entered into by and between SRAX and BIGtoken on January 27, 2021, (iv) “MSA” refer to the master separation agreement entered into by BIGtoken and SRAX on January 27, 2021, (v) “FPVD Warrants” refer to the common stock purchase warrants the Company issued as a result of SRAX’s June 30, 2020 convertible debt offering whereby we assumed the obligation to issue 25,568,064,462 Common Stock purchase warrants, and (vi) “Debt Exchange Agreement” refer to the debt exchange agreement the Company entered into with Red Diamond Partners, LLC pursuant to which Red Diamond exchanged an aggregate of $815,520 of principal plus accrued interest for (i) 7,000,000,000 shares of unrestricted Common Stock and (ii) 8,313 shares of Series C Convertible Preferred Stock, convertible into approximately 12,864,419,313 shares of common Stock.

3

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Three Months Ended March 31, 2021

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Condensed Consolidated Balance Sheets

	As of March 31,2021	As of December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,850,000	$1,000
Accounts receivable, net	911,000	1,199,000
Prepaid expenses and other current assets	82,000	7,000
Due from parent company - SRAX	52,000	−
Total current assets	5,895,000	1,207,000

Property and equipment, net	1,000	1,000
Intangible assets, net	775,000	917,000
Goodwill	5,445,000	5,445,000
Total Assets	$12,116,000	$7,570,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$1,091,000	$853,000
Other current liabilities	313,000	452,000
Total liabilities	1,404,000	1,305,000

Stockholders’ equity
Series A, redeemable preferred stock – related party - $0.0001, authorized 20,000,000 shares, 5,000,000 shares issued and outstanding	5,000	5,000
Series B, redeemable preferred stock - stated value $100 per share, authorized 60,000 shares, 57,748 shares and none issued and outstanding, respectively	5,775,000	−
Series C, redeemable preferred stock - stated value $100 per share, authorized 8,318 shares, 8,318 shares and none issued and outstanding, respectively	832,000	−
Common stock, $0.00000001 par value, authorized 1,000,000,000,000 shares, 158,244,931,162 and 149,562,566,584 shares issued and outstanding, respectively	1,000	1,000
Additional paid-in capital	47,966,000	42,830,000
Accumulated deficit	(43,867,000)	(36,571,000)
Total stockholders’ equity	10,712,000	6,265,000
Total Liabilities and Stockholders’ Equity	$12,116,000	$7,570,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31,

	2021	2020

Revenues	$855,000	$193,000
Cost of revenues	273,000	98,000
Gross profit	582,000	95,000

Operating expenses
Employee related costs	565,000	1,714,000
Marketing and selling expenses	166,000	267,000
Platform Costs	287,000	293,000
Depreciation and amortization	142,000	269,000
General and administrative	943,000	603,000
Total operating expenses	2,103,000	3,146,000

Loss from operations	(1,521,000)	(3,051,000)

Other income (expense)
Financing costs	-	(315,000)
Loss from marketable securities	-	(71,000)
Interest expense	-	(15,000)
Change in fair value of derivative liabilities	-	1,190,000
Total other income (loss)	-	789,000

Loss before provision for income taxes	(1,521,000)	(2,262,000)

Provision for income taxes	-	-

Net loss	(1,521,000)	(2,262,000)

Deemed dividend on series B convertible preferred stock	(5,775,000)	-

Loss attributable to common stockholders	$(7,296,000)	$(2,262,000)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	154,868,458,493	149,562,566,584

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

	Preferred Stock Series A		Preferred Stock Series B			Preferred Stock Series C			Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	5,000,000	$5,000	−	$	−	−	$	−	149,562,566,584	$1,000	$42,830,000	$(36,571,000)	$6,265,000
Issuance of Series B preferred stock for cash	−	−	47,248		4,725,000	−		−	−	−	−	−	4,725,000
Series B preferred stock transferred to equity	−	−	10,500		1,050,000	−		−	−	−	−	−	1,050,000
Shares issued for the acquisition	−	−	−		−	8,318		832,000	8,682,364,578	−	(927,000)	−	(95,000)
Beneficial conversion feature of series B convertible preferred stock	−	−	−		−	−		−	−	−	5,775,000	−	5,775,000
Deemed dividend on series B convertible preferred stock	−	−	−		−	−		−	−	−	−	(5,775,000)	(5,775,000)
Warrants issued to Parent	−	−	−		−	−		−	−	−	885,000	−	885,000
Assets Retained by Parent											(597,000)		(597,000)
Net loss	−	−	−		−	−		−	−	−	-	(1,521,000)	(1,521,000)
Balance, March 31, 2021	5,000,000	$5,000	57,748		$5,775,000	8,318		$832,000	158,244,931,162	$1,000	$47,966,000	$(43,867,000)	$10,712,000

	Preferred Stock Series A		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	5,000,000	$5,000	149,562,566,584	$1,000	$26,837,000	$(21,065,000)	$5,778,000
Net transfer from Parent	−	−	−	−	2,179,000	−	2,179,000
Net loss	−	−	−	−	−	(2,262,000)	(2,262,000)
Balance, March 31, 2020	5,000,000	$5,000	149,562,566,584	$1,000	$29,016,000	$(23,327,000)	$5,695,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31,

	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,521,000)	$(2,262,000)
Adjustments to reconcile net loss to net cash used in operating activities
Allocations of corporate overhead	-	1,264,000
Provision for bad debts	68,000	79,000
Amortization of intangibles	142,000	123,000
Depreciation expense	-	1,000
Loss on marketable securities	-	43,000
Changes in operating assets and liabilities
Accounts receivable	99,000	390,000
Prepaid expenses	(75,000)	(59,000)
Accounts payable and accrued expenses	238,000	(473,000)
Other current liabilities	(139,000)	1,000
Net Cash Used in Operating Activities	(1,188,000)	(893,000)

Cash Flows from Investing Activities
Net cash received from acquisition	955,000	-
Purchase of software	-	(149,000)
Net Cash Provided by (Used in) Investing Activities	955,000	(149,000)

Cash Flows from Financing Activities
Proceeds from issuance of series B preferred stock	4,725,000	-
Intercompany Due To (From) SRAX, Inc.	357,000	1,045,000
Net Cash Provided by Financing Activities	5,082,000	1,045,000

Net increase in Cash	4,849,000	3,000
Cash, Beginning of Period	1,000	1,000
Cash, End of Period	$4,850,000	$4,000

Supplemental schedule of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of noncash investing and financing activities
Deemed dividend on series B convertible preferred stock	$5,775,000	$-
Fair value of warrants issued to SRAX, Inc. debenture holders	$885,000	$-
Assets Retained by Parent	$597,000
Shares issued for the acquisition	$832,000	$-

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

NOTE 1 – The Company and Basis Of Presentation

The Company

Force Protection Video Equipment Corp., (“Company”) was incorporated on March 11, 2011, under the laws of the State of Florida. On February 4, 2021, the Company entered into a Share Exchange Agreement with SRAX, Inc. (“SRAX”). Pursuant to the Share Exchange Agreement, the Company acquired all of the outstanding capital stock of BIG Token, Inc. (“BIGtoken”) a wholly owned subsidiary and an operating segment of SRAX. See Note 2 – Acquisition for further information.

BIGtoken is a data technology company offering tools and services to identify and reach consumers for the purpose of marketing and advertising communication. BIGtoken is located in Westlake Village, California. BIGtoken’s technologies assist its clients in: (i) identifying their core consumers and such consumers’ characteristics across various channels in order to discover new and measurable opportunities to maximize profits associated with advertising campaigns and (ii) gaining insight into the activities of their customers. BIGtoken derives its revenues from the sale of proprietary consumer data and sales of digital advertising campaigns.

Reporting Entity Presentation

The balance sheet as of December 31, 2020 and the condensed consolidated statement of operations for the three months ended March 31, 2020 have been derived and carved out from the consolidated financial statements and accounting records of SRAX as if BIGtoken had operated on a standalone basis within the periods presented. In connection with the Share Exchange, certain assets and liabilities presented have been transferred to FPVD at carry-over (historical cost) basis. Balances contributed by SRAX on or before the completion of the Share Exchange were based on the master separation agreement between the Company and SRAX and related documents governing the contribution. SRAX’s initial net assets contributed were approximately $6,000,000 excluding accounts receivable of approximately $600,000 as of February 1, 2021. The net adjustment to the Company’s historical records was reflected as a net investment from parent. Following the completion of the Share Exchange, the condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All periods presented have been accounted for in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto are unaudited. The interim Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from the Company’s audited condensed consolidated financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three-month periods ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or for any future period.

These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2021.

Liquidity and Going Concern

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its goods and services to achieved profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis.

These factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued. The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position as of March 31, 2021, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of these Unaudited Condensed Consolidated Financial Statements and its current capital structure.

The Company anticipate raising additional capital through the private and public sales of its equity or debt securities, or a combination thereof. Although management believes that such capital sources will be available, there can be no assurance that financing will be available to the Company when needed in order to allow us to continue our operations, or if available, on terms acceptable to the Company. In the event the Company is not able to raise additional capital, its operations may be materially impacted, and the Company will need to curtail operations.

Covid-19

The ultimate impact of the COVID-19 pandemic on the operations of the Company continues to be unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments or the Company may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on the Company’s business, financial condition and results of operations.

The management of the Company continue to monitor the business environment for any significant changes that could impact their respective operations. The Company have taken proactive steps to manage costs and discretionary spending, such as remote working and reducing facility related expenses.

Net Loss per Share

We use Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share. We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and warrants and stock awards. For periods with a net loss, basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

Reclassification of Prior Year Presentation

Certain prior year accounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

Changes to accounting principles are established by the Financial Accounting Standards Board’s (“FASB”) in the form of Accounting Standards Update (“ASU”) to the FASB’s Codification. We consider the applicability and impact of all ASUs on our financial position, results of operations, cash flows, or presentation thereof. ASUs not listed below were assessed and determined to not be applicable to our financial position, results of operations, cash flows, or presentation thereof.

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” The FASB is issuing this Update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. We are currently evaluating the impact of this guidance.

NOTE 2 – Acquisition

On February 4, 2021 (“Acquisition Date”), the Company completed a series of transaction as provided for in the share exchange agreement (“Exchange Agreement”) with SRAX (“Reverse Merger”). Pursuant to the Exchange Agreement, SRAX exchanged 100% of the issued and outstanding shares of BIGtoken for 149,562,566,584 shares of the Company’s common stock and 5,000,000 shares of the Company’s series A preferred stock. The transaction has been accounted for as a reverse merger / reverse capitalization wherein the Company is the legal acquirer, but BIGtoken is the accounting acquirer. As such, for reporting purpose, as of December 31, 2020, the Company’s total shares outstanding were restated to reflect the 149,562,566,584 shares of common stock and 5,000,000 shares of series A preferred stock.

On the Acquisition date, the assets, liabilities, and net book value of FPVD were as follows:

Assets
Cash	$955,000

Liabilities

Series B preferred stock	$1,050,000

Net book value

Series C preferred stock	832,000
Paid in capital	(927,000)
Net book value	$(95,000)

The Company was authorized to issue up to 20,000,000 shares of series A preferred stock (“Series A Preferred”), $0.0001 par value, which was redeemable at the option of the holder, with no fixed redemption date. As of the Acquisition Date there were 5,000,000 shares issued and outstanding, all of which were owned by SRAX as the result of the merger.

The Company was authorized to issue up to 8,318 shares of series C preferred stock (“Series C Preferred”) with a stated value of $100. The Series C Preferred are convertible into 1,546,576 shares of common stock for each share of Series C Preferred or an aggregate of 12,864,419,168 shares of common stock. As of the Acquisition Date and March 31, 2021 there were 8,318 shares issued and outstanding.

The Company was authorized to issue up to 1,000,000,000,000 shares of common stock with a $0.00000001 par value. As of the acquisition date and March 31, 2021 there were 158,244,931,162 issued and outstanding.

NOTE 3 – Other Current Liabilities

BIGtoken Point liability

In 2019, BIGtoken launched the BIGtoken consumer data management platform, where registered users are rewarded for undertaking actions and sharing data within the platform. The business is currently based on a platform of registered users, developed as a direct-to-consumer data marketplace where users are paid for their data.

During the year ended December 31, 2019 BIGtoken instituted a policy that allows BIGtoken users to redeem outstanding BIGtoken points for cash if their account and point balances meet certain criteria. As of March 31, 2021 and December 31, 2020, BIGtoken has estimated the future liability for point redemptions to be $313,000 and $452,000, respectively. BIGtoken considered the total number of points outstanding, the conversion rate in which points are redeemable for cash, and each user’s redemption eligibility.

BIGtoken utilizes an account scoring system that evaluates a number of factors in determining an account’s redemption eligibility. These factors include an evaluation of the following: the infrastructure utilized by the user when engaging with BIGtoken’s systems, the user’s geographical associations, consistency, and verifiability of the user’s data.

NOTE 4 – Stockholders’ Equity

Series B Preferred Stock

On March 12, 2021 (“Closing Date’), the Company entered into a Securities Purchase Agreements (“SPA”) and Registration Rights Agreements (“RRA”) with accredited investors pursuant to which investors purchased 47,248 shares of Series B preferred Stock (“Series B Stock”) for an aggregate of $4,725,000 or $100 per share (the “Offering”). The Company had previously closed on 10,500 shares of Series B Preferred stock or $1,050,000 in October of 2020. As a result, on March 12, 2021, there were 57,748 shares of Series B Stock outstanding.

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

As a result of being oversubscribed, the Offering met the conditions of a Qualified Financing and as a result the Company issued a total of 67,371,841,498 shares of the Company’s common stock upon automatic conversion of the Series B Stock. The Company calculated the value of the beneficial conversion feature as $5,775,000 which was fully amortized and recorded as a deemed dividend. In accordance with ASC 480 – Distinguish Liabilities from Equity, the Series B Stock would be classified as equity on the Closing Date, because they are convertible into a fixed number of shares at a fixed dollar amount. On the Closing Date both the 57,748 and 10,500 shares of series B preferred stock were classified as equity. As of March 31, 2021, none of the Series B Preferred Stock had been converted into common Stock.

Common Stock Warrants

As part of SRAX’s convertible debenture offering in June 2020, SRAX negotiated the ability to release the BIGtoken business as collateral for the repayment of the debentures. As consideration for the release, SRAX agreed to require the Company to issue warrants in the new entity. The warrants were to represent 13% of the new entity’s issued and outstanding shares on a fully diluted basis upon closing. As disclosed in Note 2– Acquisition, SRAX entered into an agreement to merge BIGtoken with the Company on February 4, 2021, which required the issuance of 25,568,064,462 warrants. Based on a valuation from an independent third-party, the fair-market value of the warrants required to be issued was determined to be $885,000 based on implied 3-year volatility of 92.30%, a risk-free equivalent yield of 18% and stock price of $0.00006552.

NOTE 5 – Subsequent Events

Series B preferred shares issuance

On April 12, 2021, the Company closed on an additional issuance of 850 shares of Series B Preferred for an aggregate of $85,000 or $100 per share.

Amendment of Articles of Incorporation

Effective April 15, 2021, the Company further amended its articles of incorporation to reduce the par value of the Company’s common stock from $0.0001 to $0.00000001 per share. As, such the par value of common stock as of December 31, 2020 and 2019 were restated to reflect the new par value.

Series B preferred shares conversion

On May 11, 2021, 48,098 shares of the Company series B preferred stock were converted into 68,583,866,100 shares of Common stock, which does not include the conversion of the 10,500 shares of Series B Preferred acquired in the Company acquisition, with conversion price of $0.0000007013.

FPVD CEO Termination

On May 15, 2021, the employment of the Company’s CEO was terminated. As a result of the termination, (i) all previously issued stock-based equity awards have been cancelled   and (ii) and no further compensation is due and payable to the CEO.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, timing, strategies, expectations, anticipated expenses levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this quarterly report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this quarterly report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

Prior to the completion of the Share Exchange, BIGtoken was an operating segment of SRAX. On February 4, 2021 we completed the Share Exchange. As a result, BIGtoken became our wholly owned subsidiary, and we adopted BIGtoken’s business plan. We anticipate formally changing our name to BIGtoken in the future. In connection with the Share Exchange, we also entered into certain agreements with SRAX including but not limited to the TSA and MSA, as more fully described in this Quarterly Report. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Company Overview

We are a data technology company that generates revenue from providing enterprise customers with the opportunity to access consumers directly, with permission-based and authenticated data, for the purposes of more efficiently and effectively allocating marketing budgets and executing on related campaigns, conducting market research and building unique, valuable, first party, proprietary databases. We do this via our consumer-based application that allows consumers to own and earn from their digital identity and data.

Business Highlights

During the quarter ending March 31, 2021, and through the date of the filing of this Quarterly Report on Form 10-Q, the Company achieved the following milestones:

●	Completed a share exchange transaction whereby we acquired 100% of the outstanding capital stock of BIGtoken, and we adopted BIGtoken’s business plan.
●	Between March and April 2021, we sold $4,809,827 of equity securities to accredited investors resulting in the issuance of 48,098 shares of Series B Preferred Stock, which were subsequently converted into Common Stock.
●	Augmented senior management with the appointment of George Stella, our Chief Revenue Officer, to the additional position of President.
●	Completed restructuring sales department to better serve existing clients and expand capabilities.
●	Adjusted platform matrix, which has initially resulted in enhanced user engagement.
●	Realigned BIGtoken platform to increase and better focus on domestic markets until platform is ready for expansion.

Our Relationship with SRAX

Arrangements Between SRAX and Our Company

Pursuant to the completion of the Share Exchange, we entered into:

●	a master separation agreement, or MSA;
●	a transition services agreement, or TSA;

These agreements provide a framework for our relationship with SRAX after the separation and provide for the allocation between us and SRAX of SRAX’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after our separation from SRAX, specifically,

Arrangements Between SRAX and Our Company

Pursuant to the sale of our Series B Preferred Stock we converted an aggregate of 48,098 shares of Series B Preferred Stock into approximately 68,583,866,100 shares of Common Stock. Subsequent to such conversions, SRAX owns approximately 64% of the voting power of our capital stock. As of the date hereof, there are 10,500 shares of Series B Preferred Stock that have not been converted into shares of Common Stock as a result of beneficial ownership limitations.

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

Components of Operating Results

Revenue

Our revenues consist of the sale of consumer data obtained through the BIGtoken platform in conjunction with various marketing related services, such as the following:

●	The use of BIGtoken user surveys and the sale of such information received from surveys;

●	The creation and management of targeted rewards and loyalty programs based on information and buying trends ascertained by data captured on our BIGtoken platform;

●	The ability to assist our customers in conducting market research based on analytics received from users of the BIGtoken platform;

●	The ability to identify specific audiences for our customers and to target questions, surveys and data analytics geared toward our customers’ products / industries. Additionally, if we are unable to scale the needed information for a customer’s target audience, we may utilize our proprietary analytics to gain insight to further focus and refine user segments that need to be targeted in order to optimize data and media spend;

●	The use of Lightning Insights that allow our customers to conduct research around specific audience groups through both long and short research studies; and

●	The creation of customized loyalty programs that utilize rewards to drive consumer purchasing habits.

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

Operating Expenses

Employee related costs

Employee related costs consist of salaries and other compensation and related costs paid to our employees and contractors. We expect these costs to increase in absolute dollars as we invest and expand our business.

Marketing and selling expenses

Marketing and selling expenses consist primarily of advertising, corporate communications and user acquisition related costs as well as costs related to the redemption of BIG Token points from our users. We expect our sales and marketing expense to increase in absolute dollars for the foreseeable future as we continue to invest in brand marketing to strengthen our competitive position, to accelerate growth and to increase brand awareness.

Platform costs

Platform costs consist of technology and content hosting of our BIGtoken platform. We expect these costs to increase in absolute dollars for the foreseeable future as we continue to expand our user base.

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

Comparisons Used Herein

All of the below comparisons to periods prior to the completion of the Share Exchange are based on carve-out financials and allocation of expenses agreed upon by the Company and SRAX and may not be indicative of any future financial performance of the Company.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying financial statements.

	For the Three Months Ended March 31,
	2021	2020	$ CHG	% CHG
REVENUE
Total Revenue	$855,000	$193,000	$662,000	343%
Cost of revenue	273,000	98,000	175,000	179%
GROSS PROFIT	582,000	95,000	487,000	513%
Gross profit margin	68%	49%

OPERATING EXPENSES
Employee related costs	565,000	1,714,000	(1,149,000)	-67%
Marketing and selling expenses	166,000	267,000	(101,000)	-38%
Platform Costs	287,000	293,000	(6,000)	-2%
Depreciation and amortization	142,000	269,000	(127,000)	-47%
General and administrative	943,000	603,000	340,000	56%
Total operating expenses	2,103,000	3,146,000	(1,043,000)	-33%
LOSS FROM OPERATIONS	(1,521,000)	(3,051,000)	1,530,000	-50%

Other income (expense)
Financing Costs	−	(315,000)	315,000	-100%
Loss from marketable securities	−	(71,000)	71,000	-100%
Interest expense	−	(15,000)	15,000	-100%
Change in fair value of derivative liabilities	−	1,190,000	(1,190,000)	-100%
Total other income (loss)	−	789,000	(789,000)	-100%
Loss before provision for income taxes	(1,521,000)	(2,262,000)	741,000	-33%
Provision for income taxes	−	−	−	− %
Net loss	(1,521,000)	(2,262,000)	741,000	33%
Beneficial conversion feature of series B convertible preferred stock	(5,775,000)	−	(5,775,000)	100%
Loss attributable to common stockholders	$(7,296,000)	$(2,262,000)	$(5,034,000)	223%

BIGtoken revenues

BIGtoken revenues for the three months-ended March 31, 2021 increased to $855,000 or 343% compared to $193,000 during the three months ended March 31, 2020. This increase is primarily driven by the increased acceptance of our product offering, the growth of our product offering and the continued investment in BIGtoken user database.

BIGtoken Profit Margin

BIGtoken’s costs of revenue consist of media acquired from third parties that we sell to our customers. Profit margin for the three months ended March 31, 2021 increased to 68% as compared to 49% in 2020. The increase is driven by enhanced operational execution.

Operating Expenses

BIGtoken Operating Expenses

Our operating costs for the three months ended March 31, 2021 decreased to $2,103,000 or by $1,043,000 or 33% as compared to $3,146,000 for the three months ended March 31, 2020. The decrease in operating expense is primarily attributable to a decrease in employee compensation costs as further discussed below.

Employee Related Costs were $565,000 and $1,714,000 for the three months ended March 31, 2021 and 2020, respectively. This represents a decrease of $1,149,000 or approximately 67% for the three months ended March 31, 2021 compared to the comparable period of 2020. The decrease is primarily due to a reduction in head count in our sales and operations departments.

Marketing, data services and sales costs were $166,000 and $267,000 for the three months ended March 31, 2021 and 2020, respectively. This represents a decrease of $101,000 or 38% for the three months ended March 31, 2021 compared to the comparable period of 2020. For the three months ended March 31, 2021 and 2020, the Company incurred $189,000 and $38,000, respectively, in expenses related to payments to users for point redemptions and accruals for future redemptions. This represents an increase of $151,000 or 397%. We expect these costs to continue to grow in nominal dollars as we continue to grow but expect that they continue to decrease as a percentage of our revenues.

Platform costs were $287,000 and $293,000 for the three months ended March 31, 2021 and 2020, respectively. We expect these costs to increase in absolute dollars as we continue to grow our user database but expect that they continue to decrease as a percentage of our revenues.

General and administrative expenses were $943,000 and $603,000 for the three months ended March 31, 2021 and 2020, respectively. This represents an increase of $340,000 or 56% for the three months ended March 31, 2021 over the comparable period of 2020. Inclusive of this increase is approximately $330,000 of allocated corporate overhead. We expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods.

Interest Expense and Financing Cost

Our financing costs were $0.00 and $315,000 for the three months ended March 31, 2021 and 2020, respectively. The decrease is because there were no allocation of financing costs from SRAX for the three months ended March 31, 2021.

Change in the Fair Value our Warrant Liabilities

Income associated with the changes in the fair value of warrant liabilities have been recorded in other income for the three months ended March 31, 2020 and represent a proportionate allocation of the income our Parent has incurred attributable to the changes in the calculated value of warrants it issued through various financing transactions in 2017 through 2020.

Summary of Cash Flows

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(1,188,000)	(893,000)
Net cash provided by (used in) investing activities	955,000	(149,000)
Net cash provided by financing activities	5,082,000	1,045,000

Cash flows from operating activities

Our largest source of operating cash is payments from customers. Our customers typically pay us from 60 to 120 days from the date we invoice them. The primary use of operating cash is to pay our media suppliers, employees and our users through point redemptions, and others for a wide range of services. Cash flows used in our operating activities decreased by $295,000 or 33% in 2021 primarily driven by an increase in cash payments for operating expenses partially offset by an increase in gross profit.

Cash flows from investing activities

Our principal recurring investing activity is the funding of our internal software development. Expenditures for software development were $0 and $149,000 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the Company generated $955,000 from business acquisition.

Cash flows from financing activities

Cash provided by financing activities represents cash receipts or payments to our Parent. For the three months ended March 31, 2021, the Company generated $4,725,000 from the issuance of series B preferred stock. Cash provided by financing activities for the three months ended March 31, 2021 increased by approximately $4,000,000 or 390%.

Liquidity and Capital Resources

Historically, our operations have participated in cash management and funding arrangements managed by SRAX. Other than those that are in BIGtoken designated legal entities, SRAX’s cash has not been assigned to us for any of the periods presented because those cash balances are not directly attributable to us. Cash and cash equivalents presented in the unaudited condensed consolidated balance sheets represent amounts pertaining to the BIGtoken legal entity only. Cash used in operations increased from $893,000 for the three months ended March 31, 2020 to $1,188,000 for the three months ended March 31, 2021 due primarily to an increase in cash payments for operating expenses. Prior to the Share Exchange, we were dependent on SRAX for our continued support to fund our operations. Upon the close of our Share Exchange, we have raised an additional $4,725,000 through a private offering of our Series B Preferred Stock.

Our capital structure and sources of liquidity will change significantly from our historical capital structure. Following the Share Exchange, we expect to use cash flows generated from operations, together with the proceeds of $4,725,000 from the sale of series B preferred stock, as our primary sources of liquidity. Based on our current plans and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least through the third quarter of 2021. We plan to invest in the sales of our existing product line to a wider audience, as well as in software modifications of our core technology to serve new customer needs in response to increased customer demand for differentiated data sets. Such opportunities will require modest software development expense as they are built on top of our existing platform. We will require additional funds to support our operating expenses and capital requirements, and will need to seek additional funds through the public or private equity or debt financing or from other sources. We cannot assure you that additional financing will be available at all, or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Going Concern

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieved profitable operations. In addition, the Company’s operations will require significant additional financing. As of the closing of the Series B offering the Company had cash and cash equivalents of approximately $5 million which is not sufficient to fund the Company’s planned operations through one year after the date the unaudited condensed consolidated financial statements are issued, and accordingly, these factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flow and cash usage forecasts, and obligations and debts. Although our Parent Company’s management has a history of capital raises, the analysis used to determine the Company’s ability to continue as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months.

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

The material terms of each of these agreements are summarized below. These summaries are qualified in their entirety by reference to the full text of such agreements, which are filed as exhibits to our public filings. When used in this section, “separation date” refers to the date on which SRAX will contribute the BIGtoken business to us, which will occur prior to the completion of this Share Exchange.

The Master Separation Agreement

The MSA identifies assets, liabilities and contracts that were transferred, assumed or assigned as part of the separation

Except as may expressly be set forth in the MSA or any other transaction agreements, all assets were transferred on an “as is,” “where is” basis, and the respective transferees bear the economic and legal risks that (1) any conveyance will prove to be insufficient to vest in the transferee good title, free and clear of any security interest, and (2) any necessary consents or governmental approvals are not obtained or that any requirements of laws or judgments are not complied with.

Claims

In general, each party to the MSA assumed liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and will indemnify the other party from any liability to the extent arising out of or resulting from such assumed or retained legal matters.

Intercompany Accounts

The MSA provides that, subject to any provisions in the MSA or any other transaction agreement to the contrary, all intercompany accounts between SRAX and its subsidiaries, on the one hand, and BIGtoken and its subsidiaries, on the other hand, were settled.

Further Assurances

To the extent that any transfers or assignments contemplated by the MSA has not been consummated, the parties will agree to cooperate to effect such transfers as promptly as practicable. In addition, each of the parties agrees to cooperate with the other party and use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the MSA and the other transaction agreements.

Financial Covenants; Auditors and Audits; Annual Financial Statements and Accounting

We have agreed that, for so long as SRAX is required to consolidate our results of operations and financial position or account for its investment in our company under the equity method of accounting, we will, among other things:

●	maintain disclosure controls and procedures and internal control over financial reporting that will provide reasonable assurance that, among other things, (1) our annual and quarterly financial statements are reliable and timely prepared in accordance with GAAP and applicable law, (2) our transactions are recorded as necessary to permit the preparation of our financial statements, (3) receipts and expenditures are authorized at the appropriate level within BIGtoken and (4) unauthorized uses and dispositions of assets that could have a material effect on our financial statements are prevented or detected in a timely manner;

●	maintain the same fiscal year as SRAX;

●	establish a disclosure committee that will review our Forms 10-Q, 10-K and other significant filings with the SEC, and permit up to three employees selected by SRAX to attend such committee’s meetings;

●	not change our independent auditors without SRAX’s prior written consent;

●	use our reasonable best efforts to enable our independent auditors to complete their audit of our financial statements in a timely manner so as to permit timely filing of SRAX’s financial statements;

●	provide to SRAX and its independent auditors all information required for SRAX to meet its schedule for the filing and distribution of its financial statements and to make available to SRAX and its independent auditors all documents necessary for the annual audit of our company as well as access to the responsible company personnel so that SRAX and its independent auditors may conduct their audits relating to our financial statements;

●	adhere to certain specified SRAX accounting policies and notify and consult with SRAX regarding any changes to our accounting principles and estimates used in the preparation of our financial statements, and any deficiencies in, or violations of law in connection with, our internal control over financial reporting;

●	coordinate with SRAX regarding the timing and content of our earnings releases and cooperate fully (and cause our independent auditors to cooperate fully) with SRAX in connection with any of its public filings; and

●	promptly report in reasonable detail to SRAX the following events or circumstances that we become aware of: (1) significant deficiencies and material weaknesses which are reasonably likely to adversely affect our ability to report financial information; (2) any fraud that involves management or other employees who have a significant role in our internal control over financial reporting; (3) illegal acts; and (4) any report of a material violation of law made pursuant to the SEC’s attorney conduct rules.

Indemnification

In addition, the MSA provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of SRAX’s business with SRAX. Specifically, each party has agreed to indemnify, defend and hold harmless the other party, its affiliates and subsidiaries and their respective officers, directors, employees and agents (collectively, the “indemnified parties”) for any losses arising out of or otherwise in connection with:

●	the liabilities that each such party assumed or retained pursuant to the MSA (which, in our case, would include the BIGtoken Liabilities and, in the case of SRAX, would include the SRAX Liabilities) and the other transaction agreements;

●	the failure of SRAX or us to pay, perform or otherwise promptly discharge any of the SRAX Liabilities or the BIGtoken Liabilities, respectively, in accordance with their terms, whether prior to, at or after the separation;

●	any breach by such party of the MSA or the other transaction agreements (other than the intellectual property rights cross-license agreement, which specifies the parties’ obligations therein); and

●	except to the extent relating to a BIGtoken Liability, in the case of SRAX, or a SRAX Liability, in our case, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement or arrangement for the benefit of SRAX or us, respectively.

We also agreed to indemnify, defend and hold harmless the SRAX indemnified parties for any losses arising out of or otherwise in connection with any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information (1) contained in any of our public filings with the SEC following the Share Exchange or (3) provided by us to SRAX specifically for inclusion in SRAX’s annual or quarterly or current reports following the Share Exchange to the extent (A) such information pertains to us or the BIGtoken business or (B) SRAX has provided prior written notice to us that such information will be included in one or more annual or quarterly or current reports, specifying how such information will be presented, and the information is included in such annual or quarterly or current reports (except, in the case of clause (B), for liabilities arising out of or resulting from, or in connection with, any action or inaction of any member of SRAX, including as a result of any misstatement or omission of any information by SRAX to us).

The MSA also specifies procedures with respect to claims subject to indemnification and related matters.

Other Provisions

The master separation agreement will also govern other matters related to the consummation of the Share Exchange, the provision and retention of records, access to information, confidentiality, cooperation with respect to governmental filings and third-party consents and insurance.

Transition Services Agreement

In connection with the Share Exchange we entered into a TSA with SRAX pursuant to which SRAX is providing us with specified services for an indefinite period of time to help ensure an orderly transition following the separation. The TSA specifies the calculation of our costs for these services. The cost of these services will be periodically reviewed by the parties to determine if an adjustment should be made.

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

Employees and Human Capital Resources

As of March 31, 2021, we had 59 full-time employees. 2 are engaged in executive management, 33 in information technology including those participating in our research and development efforts, 15 in sales and marketing, 8 in integration and customer support and 1 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount in our unaudited condensed consolidated financial statements and related notes. On an ongoing basis, we evaluate estimates which are subject to significant judgment. The more critical accounting estimates include estimates related to revenue recognition. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited condensed consolidated financial statements for the quarters ended March 31, 2021 and 2020 appearing elsewhere in this report. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. In addition, you should refer to our accompanying Condensed Consolidated Balance Sheets as of March 31, 2021, and the Unaudited Condensed Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for quarters ended March 31, 2021 and 2020, and the related notes thereto, for further discussion of our accounting policies.

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

Use of Estimates

The Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP and requires management of the Company to make estimates and assumptions in the preparation of these Unaudited Condensed Consolidated Financial Statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company’s revenue recognition, provision for bad debts, BIGtoken point redemption liability, goodwill and intangible assets.

As of March 31, 2021, the impact of COVID-19 continues to unfold and as a result, certain estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.

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

Revenue Recognition

The Company applies Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

Recently Issued Accounting Pronouncements

For further information on recently issued accounting pronouncements, see Note 1 – Summary of Significant Accounting Policies in the accompanying notes to condensed consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Quarterly Report on Form 10-Q.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable, as we are a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

We are in the process of evaluating possible remediation efforts to these material weaknesses.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Although we have organized the risk factors below under headings to make them easier to read, many of the risks we face involve more than one type of risk. Consequently, you should read all of the risk factors below carefully before making any decision to acquire or hold our securities.

Risks Related to Our Business

We have a history of operating losses and there are no assurances we will report profitable operations in the foreseeable future.

We have losses from operations of $8,581,000 and $15,981,000 for the years ended December 31, 2020 and 2019, respectively. Additionally, for the three months ended March 31, 2021 and 2020, we recorded losses from operations of $1,521,000 and $3,051,000, respectively, and accumulated deficit of $43,867,000 and $36,571,000, respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are not able to grow, increase revenue and begin generating consistent profits, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products. Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing. Our cash, cash equivalents and short-term investment balance as of March 31, 2021 was approximately $4,850,000. On April 12, 2021 we closed on an additional $85,000 in the private placement of our Series B Preferred Stock. Based on our cash, cash equivalents and short term investments, as well as the proceeds from the offering, as well as our current expected level of operating expenditures, we expect to be able to fund our operations through the third quarter of 2021. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations. Accordingly, despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

We will need to raise additional capital to continue operations.

As of March 31, 2021, we had $4,850,000 in cash or cash equivalents or short-term investment. Based on our cash, cash equivalents and short term investments, as well as our current expected level of operating expenditures, we expect to be able to fund our operations through the third quarter of 2021. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt. Our inability to operate profitably, or secure additional financing will materially impact our ability to fund our current and planned operations.

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

Or management has determined that, as of March 31, 2021, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We have historically operated as a business unit of SRAX. Our success depends largely on the development and execution of our business strategy by our senior management team. Effective May 15, 2021, Lou Kerner was terminated as Chief Executive Officer and Christopher Miglino was appointed interim principal executive officer. Our success depends largely on the development and execution of our business strategy by our senior management team. We currently have a limited executive team which may adversely affect our business. Additionally, the loss of any members or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

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

We may have difficulty in retaining employees given our current stock price, market capitalization, and the terms of our equity compensation plans.

Subsequent to the completion of the Share Exchange and the recent conversion of Series B Preferred Stock, as of May 11, 2021 the Company has 225,616,776,660 shares of Common Stock outstanding and a market capitalization of approximately $1 billion. The market capitalization is significantly higher than that of SRAX, the former parent corporation while it owned BIG Token as a wholly owned subsidiary. Accordingly, the market capitalization of the Company may not be indicative of its actual value. Furthermore, the Company may have difficulty in hiring new employees and retaining qualified employees as a result of our 2021 Equity Incentive Plan requirings stock grants to be issued at market value, which new or current employees may determine to be unattractive given our current valuation. Additionally, we are only authorized to issue 15,824,493,516 shares under our 2021 Equity Incentive Plan, which may be inadequate to issue grants needed to retain qualified personnel until January 1, 2022, where the number of shares under such plan will increase. Accordingly, our inability to attract or retain employees during this time may materially impact our business.

We may be required to expend significant capital to redeem BIGtoken Points which will negatively impact our ability to fund our core operations.

Users of BIGtoken receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on BIGtoken. We are currently redeeming each point for up to $0.01, subject to the user meeting certain conditions. As of March 31, 2021, we recorded a contingent liability for future point redemptions equal to approximately $313,000 and we have redeemed an aggregate amount of approximately $1,016,000 as of May 27, 2021. As of March 31, 2021, we had approximately 16 million application downloads. There can be no assurance that we will have enough cash reserves, or if we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

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

In order to expand BIGtoken, we must continue to expend resources to make the submission of user data as user-friendly as possible. We, and our users, may face legal, logistical, cultural, and commercial challenges in procuring user data. Additionally, once such data is obtained, if the process for validation and collection of rewards may be perceived as too cumbersome and discourage potential users from submission. We may need to expend significant resources on user interfaces for evolving platforms, such as mobile devices. Inconveniences to our users or potential users at any stage of the process may materially challenge our growth.

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data or to disrupt our ability to provide service. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data, including personal information, content, or payment information from or to users, or information from marketers, could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry. Our BIGtoken platform has experienced an increase in the occurrence of such attempts, and we cannot be assured that we will be able to prevent a successful attack on our systems in the future. We also regularly encounter attempts to create false or undesirable user accounts or take other actions on our BIGtoken platform for purposes such as spreading misinformation, attempting to have us improperly purchase user data or other objectionable ends. As a result of recent attention and growth of our BIGtoken platform, the size of our user base, and the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. Our efforts to address undesirable activity may also increase the risk of retaliatory attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users or marketers to lose confidence and trust in our products, impair our internal systems, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we are currently in the process of developing systems and processes that are designed to protect our data and user data, to prevent data loss, to disable undesirable accounts and activities on our BIGtoken platform, and to prevent or detect security breaches, we cannot assure you that such measures will ultimately become operational or provide absolute security, and we may incur significant costs in protecting against or remediating cyber-attacks.

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

For example, we plan to invest significant capital and human resources in the design, development and enhancement of our financial and operational systems. We will depend on these systems in order to timely and accurately process and report key components of our results of operations, financial condition and cash flows. If the systems fail to operate appropriately or we experience any disruptions or delays in enhancing their functionality to meet current business requirements, fulfil contractual obligations, accurately report our financials and otherwise run our business could be adversely affected. Even if we do not encounter these adverse effects, the development and enhancement of systems may be much more costly than we anticipated. If we are unable to continue to develop and enhance our information technology systems as planned, our business, results of operations and financial condition could be materially adversely affected.

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

Risks Related to Our Separation from SRAX

We may not be successful as stand-alone entity.

Pursuant to the completion of the Share Exchange, we became a stand-alone public company, although we will continue to be controlled by SRAX as long as they own a significant amount of our securities. The process of becoming a stand-alone public company is complex and may distract our management from focusing on our business and strategic priorities. Further, although we expect to have direct access to the debt and equity capital, we may not be able to issue debt or equity on terms acceptable to us or at all. Moreover, even with equity compensation tied to our business, we may not be able to attract and retain employees as desired.

We also may not fully realize the intended benefits of being a stand-alone public company if any of the risks identified in this “Risk Factors” section, or other events, were to occur. These intended benefits include improving the strategic and operational flexibility of our Company, increasing the focus of our management teams on our business operations, allowing our company to adopt the capital structure, investment policy and dividend policy best suited to its financial profile and business needs, and providing our Company with its own equity currency to facilitate acquisitions and to better incentivize management. If we do not realize these intended benefits for any reason, our business may be negatively affected. In addition, the separation could materially adversely affect our business, results of operations and financial condition.

As long as SRAX controls us, the ability of our other shareholders to influence matters requiring stockholder approval will be limited.

As a result of the Share Exchange, SRAX currently owns 149,562,566,584 shares of our common stock and 5,000,000 shares of our Series A Preferred Stock, representing voting power of approximately 63% of our issued and outstanding capital stock as of May 11, 2021. For so long as SRAX beneficially owns shares of our outstanding securities representing at least a majority of the votes entitled to be cast by the holders of our outstanding securities, SRAX will be able to elect all of the members of our board of directors and influence other voting matters.

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

The terms of the agreements that we entered into with SRAX in connection with the separation may limit our ability to take certain actions which may prevent us from pursuing opportunities to raise capital, acquire other businesses or provide equity incentives to our employees, which could impair our ability to grow.

The terms of the agreements that we entered into with SRAX in connection with the separation, including the MSA, may limit our ability to take certain actions, which could impair our ability to grow. The MSA provides that, as long as SRAX beneficially owns at least 50% of the total voting power of our outstanding capital stock entitled to vote in the election of our board of directors, we will not (without SRAX’s prior written consent) take certain actions, such as incurring additional indebtedness and acquiring businesses or assets or disposing of assets in excess of certain amounts.

We have a very limited operating history as a stand-alone public company and our historical and carve-out financial information is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

The historical financial information we have included in this Quarterly Report does not reflect, what our financial condition, results of operations or cash flows would have been had we been a stand-alone entity during the historical periods presented, or what our financial condition, results of operations or cash flows will be in the future as an independent entity.

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

As long as SRAX controls us, it will have significant influence over our plans and strategies, including strategies relating to marketing and growth. In the event SRAX experiences a change in control, SRAX’s incumbent owner(s) may attempt to cause us to revise or change our plans and strategies, as well as the agreements between SRAX and us, described in this Quarterly Report.

The assets and resources that we acquired from SRAX in the separation may not be sufficient for us to operate as a stand-alone company, and we may experience difficulty in separating our assets and resources from SRAX.

Because we have not operated as an independent company for a long period of time, we will need to acquire assets in addition to those contributed by SRAX and its subsidiaries to us and our subsidiaries in connection with our separation from SSRAX. Although certain assets have been separated and we have been operating as a stand-alone entity since the completion of the Share Exchange, we may also face difficulty in separating certain assets from SRAX’s assets and integrating newly acquired assets into our business. Our business, financial condition and results of operations could be harmed if we fail to acquire assets that prove to be important to our operations or if we incur unexpected costs in separating our assets from SRAX’s assets or integrating newly acquired assets.

The services that SRAX provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.

Pursuant to the TSA, we expect SRAX to continue to provide us with corporate and shared services for a transitional period related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury, shared facilities, operations, customer support, human resources and employee benefits, sales and sales operations and other services in exchange for the fees specified in the TSA between us and SRAX. SRAX will not be obligated to provide these services in a manner that differs from the nature of the services provided to the BIGtoken business during the 12-month period prior to the separation, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from SRAX due to the termination of the TSA or otherwise, we may not be able to perform these services ourselves and/or find appropriate third-party arrangements at a reasonable cost (and any such costs may be higher than those charged by SRAX).

Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the termination of our shared services and other intercompany agreements with SRAX.

As an operating segment of SRAX, we relied on administrative and other resources of SRAX, including information technology, accounting, finance, human resources and legal services, to operate our business. Upon completion of the Share Exchange, we have entered into various service agreements to retain the ability for specified periods to use these SRAX resources. While certain service shave been implemented efficiently, there is no guarantee that all services or future services may be provided at the same level as when we were a business segment within SRAX, and we may not be able to obtain the same benefits that we received prior to becoming a stand-alone company. These services may not be sufficient to meet our needs, and after our agreements with SRAX terminates, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with SRAX. We will need to create our own administrative and other support systems or contract with third parties to replace SRAX’s systems. In addition, we have received informal support from SRAX, which may not be addressed in the agreements we have entered into with SRAX, and the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in SRAX’S administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

We are a smaller company relative to SRAX, which could result in increased costs and decreased revenue due to difficulty maintaining existing customer relationships and obtaining new customers.

Prior to the completion of the Share Exchange with SRAX, we were able to take advantage of SRAX’s size, technology and services, including insurance, employee benefit support and audit and other professional services. We are a smaller company than SRAX and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to the completion of the Share Exchange. As a stand-alone company, we may be unable to obtain office space, goods, technology and services in general, as well as components and services that are part of our supply chain, at prices or on terms as favorable as those available to us prior the completion of the Share Exchange, which could increase our costs and reduce our profitability. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers.

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

Ownership of Our Securities

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

On January 27, 2021, we entered into the Debt Exchange Agreement with Red Diamond. Pursuant to the Debt Exchange Agreement, we issued Red Diamond 7,000,000,000 free trading shares of Common Stock or approximately 837% of the prior public float of 841,184,289. We also issued Red Diamond 8,313 shares of Series C Preferred Stock, convertible into approximately 12,864,419,313 shares of Common Stock. Although Red Diamond agreed to a leak out of 20% of average daily volume for the five trading days preceding the sale, this will still result in a significant number of shares compared to our prior public float and will be difficult to monitor compliance. Sales of a substantial number of such shares now and upon expiration of the leak-out period or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Our stock price is extremely volatile, which may result in you losing a significant part of your investment.

The market price of our common stock is influenced by many factors, some of which are beyond our control, including those described in this Risk Factors section and include the following:

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

The market price of our common stock could decline significantly as a result of sales or other distributions of a large number of shares of our common stock in the market, including shares that might be offered for sale or distributed by SRAX. The perception that these sales might occur could depress the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As a result of the Share Exchange, we issued SRAX 149,562,566,584 shares of common stock. We further issued 68,583,866,100 shares of Common Stock upon conversion of Series B Preferred Stock sold in March and April of 2021. Although we raised approximately $4,800,000 in March and April of 2021 through the sale of our Series B Preferred Stock, as we are currently not cash flow positive, we will be required to raise additional significant capital in the future through the sale of our debt and equity securities. Also, in the future, we may issue our securities in connection acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. The sale of these shares into the market could greatly depress the market price of our common stock.

Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

We have historically operated our business as a segment of a public company. As a stand-alone public company, we now have additional legal, accounting, insurance, compliance and other expenses that we have not incurred historically. Subsequent to the closing of the Share Exchange, we became obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also be required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we will become subject to other reporting and corporate governance requirements, including certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the regulations promulgated thereunder, which impose significant compliance obligations upon us.

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

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley (“Section 404”), which requires management assessments of the effectiveness of our internal control over financial reporting. Additionally, an annual report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting is required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations under Sarbanes-Oxley to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over our financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over our financial reporting or, if required under SEC rules, our independent auditors are unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock can be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrades our stock or if our operating results do not meet their expectations, our stock price could decline.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility and decline in market price. Recently, we have seen the price of our Common Stock decline from approximately $0.10 to less than $0.01, a decline of approximately 90%. Securities litigation brought against us following such decline in the price of our common stock is likely regardless of the merit or ultimate results of such litigation. Such litigation will result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources from our business.

Your percentage ownership may be diluted in the future.

In the future, your percentage ownership may be diluted because of our need to raise additional capital, the conversion of outstanding convertible securities and the granting of equity awards to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. We anticipate granting equity awards to our employees and directors. In addition, we have outstanding a number of securities that are convertible into shares of our common stock. Upon conversion, you will experience substantial dilution.

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

Our board of directors has the ability to issue blank check preferred stock, which may discourage or impede acquisition attempts or other transactions.

Our board of directors has the power, subject to applicable law, to issue series of preferred stock that could, depending on the terms of the series, impede the completion of a merger, tender offer or other takeover attempt. For instance, subject to applicable law, a series of preferred stock may impede a business combination by including class voting rights, which would enable the holder or holders of such series to block a proposed transaction. Our board of directors will make any determination to issue shares of preferred stock on its judgment as to our and our stockholders’ best interests. Our board of directors, in so acting, could issue shares of preferred stock having terms which could discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders may believe to be in their best interests or in which stockholders would have received a premium for their stock over the then prevailing market price of the stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following information is given with regard to unregistered securities sold since January 1, 2021. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

●	At the closing of the Share Exchange, we issued (i) 841,184,289 shares of Common Stock to Paul Feldman, our former CEO, (ii) 149,562,566,584 shares of Common Stock to SRAX, (iii) 7,000,000,000 shares of unrestricted Common Stock to Red Diamond, (iv) 8,318 shares of Series C Preferred Stock convertible into approximately 12,864,419,306 shares of Common Stock to Red Diamond, and (v) FPVD Warrants to purchase 25,568,064,453 shares of Common Stock at an exercise price per share of $0.00005844216 per share.

●	On March 12, 2021, we closed on the private placement of 47,248.27 shares of Series B preferred Stock for an aggregate of $4,724,827 or $100 per share.

●	On April 12, 2021, we closed on an additional the private placement of 850 shares of Series B preferred Stock for an aggregate of $85,000 or $100 per share.

●	On May 11, 2021, we issued 68,583,866,100 shares of Common Stock upon the mandatory conversion of 48,908 shares of Series B Preferred Stock. Each share of Series B Preferred Stock was converted into approximately 1,402,304 shares of Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Filed/	Incorporated by Reference
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Amendment to Articles of Incorporation effective January 25, 2021		8-K	3.02(i)	000-55519	2/16/21
3.02(i)	Articles of Amendment to Articles of Incorporation (Rights and Limitations Regarding Series C Preferred Stock		8-K	3.01(1)	000-55519	2/16/21
3.03(i)	Certificate of Designation of Series B Preferred Stock		8-K	3.01(i)	000-55519	3/19/21
3.04(ii)	Bylaws		S-1	3.6	333-209623	2/22/16
3.05(i)	Amendment to the Articles of Incorporation Effective April 15, 2021		8-K	3.01(i)	000-55519	4/21/21
4.01	Form of FPVD Warrant issued to SRAX Debenture holders		8-K	4.01	000-55519	2/16/21
4.02	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55519	3/19/21
4.03**	2021 Equity Incentive Plan		10-K	4.03	000-55519	4/30/21

4.04**	Form of Option Grant from 2021 Equity Incentive Plan		10-K	4.04	000-55519	4/30/21
4.05	Form of Restricted Stock Grant from 2021 Equity Incentive Plan		10-K	4.05	000-55519	4/30/21
4.06	Form of Restricted Stock Unit Agreement from 2021 Equity Incentive Plan		10-K	4.06	000-55519	4/30/21
10.01	Share Exchange Agreement dated September 30, 2020		8-K	10.1	000-55519	10/5/20
10.02	Form of Amendment to Share Exchange Agreement dated January 27, 2021		8-K	10.01	000-55519	2/16/21
10.03	Form of Transition Services Agreement dated January 27, 2021		8-K	10.02	000-55519	2/16/21
10.04	Form of Master Separation Agreement dated January 27, 2021		8-K	10.03	000-55519	2/16/21
10.05	Form of Debt Exchange Agreement with Red Diamond Partners, LLC		8-K	10.05	000-55519	2/16/21
10.06**	Form of Lou Kerner Employment Agreement		8-K	10.06	000-55519	2/16/21
10.07	Form of Confidential Information and Invention Assignment Agreement		8-K	10.07	000-55519	2/16/21
10.08	Form of Indemnification Agreement		8-K	10.08	000-55519	2/16/21
10.09	Form of Registration Rights Agreement with SRAX, Inc.		8-K	10.09	000-55519	2/16/21
10.11	Form of Securities Purchase Agreement for Series B Preferred Stock		8-K	10.01	000-55519	3/19/21
10.12	Registration Rights Agreement with Series B Investors		8-K	10.02	000-55519	3/19/21
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Force Protection Video Equipment Corp.

July 1, 2021	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

July 1, 2021	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

