Form 10-Q
period 2021-06-30
Force Protection Video Equipment Corp.
filed 2021-08-16
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had: (i) 226,828,797,262 shares of common stock, (ii) 10,500 shares of Series B Preferred Stock which are convertible into 14,972,068,517 shares of common stock, and (iii) 8,318 shares of Series C Preferred Stock which are convertible into 12,864,419,313 shares of common stock, issued and outstanding as of August 14, 2021.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to: any projections of revenues, earnings, or other financial items; any statements of the strategies, plans and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and any other similar words. These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future and include, but are not limited to, the risks and uncertainties described in the sections of this Quarterly Report entitled Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations and those discussed in other documents we file with the United States Securities and Exchange Commission (SEC). Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this report. The forward-looking statements included in this report speak only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section, the financial statements and the related notes included therein.

All references in this Quarterly Report to the “Company,” “we,” “us” or “our” refers to Force Protection Video Equipment Corporation and our wholly owned subsidiary BIG Token, Inc. on a consolidated basis. All references to “Common Stock” or “Common Shares” refers to the common stock, $0.00000001 par value, of Force Protection Video Equipment. All references to “BIGtoken”, “BIGtoken Application” or “BIGtoken business” refers to our wholly owned subsidiary and corresponding operations that consist of a consumer based platform, technologies offer and services used to identify and reach target consumers which we purchased from SRAX, Inc. (“SRAX”) on February 4, 2021.

As used herein, references to (i) “Exchange Agreement” refers to that certain share exchange agreement entered into by and between the Company, SRAX, and Paul Feldman (the Company’s prior CEO) on September 30, 2020, (ii) “Exchange Amendment” refers to the amendment to the Exchange Agreement entered into by between the Company, SRAX, and Paul Feldman on January 27, 2021, (iii) “TSA” refers to the transition services agreement entered into by and between SRAX and BIGtoken on January 27, 2021, (iv) “MSA” refers to the master separation agreement entered into by BIGtoken and SRAX on January 27, 2021, (v) “FPVD Warrants” refers to the common stock purchase warrants the Company issued as a result of SRAX’s June 30, 2020 convertible debt offering whereby we assumed the obligation to issue 25,568,064,462 Common Stock purchase warrants, and (vi) “Debt Exchange Agreement” refers to the debt exchange agreement the Company entered into with RedDiamond Partners, LLC pursuant to which Red Diamond exchanged an aggregate of $816,000 of principal plus accrued interest for (a) 7,000,000,000 shares of unrestricted Common Stock and (b) 8,318 shares of Series C Convertible Preferred Stock, convertible into approximately 12,864,419,313 shares of common Stock.

3

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Three and Six Months Ended June 30, 2021

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Condensed Consolidated Balance Sheets

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,249,000	$1,000
Accounts receivable, net	1,020,000	1,199,000
Prepaid expenses and other current assets	20,000	7,000
Due from parent company - SRAX	429,000	-
Total current assets	3,718,000	1,207,000

Property and equipment, net	31,000	1,000
Intangible assets, net	639,000	917,000
Goodwill	5,445,000	5,445,000
Total Assets	$9,833,000	$7,570,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$837,000	$853,000
Other current liabilities	184,000	452,000
Total liabilities	1,021,000	1,305,000

Stockholders’ equity
Series A, redeemable preferred stock – related party - $0.0001, authorized 20,000,000 shares, 5,000,000 shares issued and outstanding	5,000	5,000
Series B, redeemable preferred stock - stated value $100 per share, authorized 60,000 shares, 10,500 shares and none issued and outstanding, respectively	1,050,000	-
Series C, redeemable preferred stock - stated value $100 per share, authorized 8,318 shares, 8,318 shares and none issued and outstanding, respectively	832,000	-
Common stock, $0.00000001 par value, authorized 1,000,000,000,000 shares, 226,828,797,262 shares and 149,562,566,584 shares issued and outstanding, respectively	2,000	1,000
Additional paid-in capital	52,860,000	42,830,000
Accumulated deficit	(45,937,000)	(36,571,000)
Total stockholders’ equity	8,812,000	6,265,000
Total Liabilities and Stockholders’ Equity	$9,833,000	$7,570,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$849,000	$377,000	$1,704,000	$570,000
Cost of revenues	235,000	164,000	508,000	262,000
Gross profit	614,000	213,000	1,196,000	308,000

Operating expenses
Employee related costs	936,000	1,208,000	1,702,000	3,076,000
Marketing and selling expenses	323,000	197,000	489,000	464,000
Platform costs	81,000	113,000	167,000	252,000
Depreciation and amortization	139,000	237,000	281,000	506,000
General and administrative expenses	1,120,000	768,000	2,063,000	1,371,000
Total operating expenses	2,599,000	2,523,000	4,702,000	5,669,000

Loss from operations	(1,985,000)	(2,310,000)	(3,506,000)	(5,361,000)

Other income (expense):
Financing costs	-	(968,000)	-	(1,283,000)
Interest expense	-	(317,000)	-	(332,000)
Change in fair value of derivative liabilities	-	(935,000)	-	255,000
Exchange gain or loss	-	373,000	-	302,000
Total other income (expense)	-	(1,847,000)	-	(1,058,000)

Loss before provision for income taxes	(1,985,000)	(4,157,000)	(3,506,000)	(6,419,000)

Provision for income taxes	-	-	-	-

Net loss	(1,985,000)	(4,157,000)	(3,506,000)	(6,419,000)

Deemed dividend on series B convertible preferred stock	(85,000)	-	(5,860,000)	-

Loss attributable to common stockholders	$(2,070,000)	(4,157,000)	$(9,366,000)	$(6,419,000)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	195,928,374,074	149,562,566,584	175,511,840,249	149,562,566,584

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2021 and 2020

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	5,000,000	$5,000	-	$-	-	$-	149,562,566,584	$1,000	$42,830,000	$(36,571,000)	$6,265,000
Issuance of Series B preferred stock for cash	-	-	47,248	4,725,000	-	-	-	-	-	-	4,725,000
Series B preferred stock transferred to equity	-	-	10,500	1,050,000	-	-	-	-	-	-	1,050,000
Shares issued for the acquisition	-	-	-	-	8,318	832,000	8,682,364,578	-	(927,000)	-	(95,000)
Beneficial conversion feature of series B convertible preferred stock	-	-	-	-	-	-	-	-	5,775,000	-	5,775,000
Deemed dividend on series B convertible preferred stock	-	-	-	-	-	-	-	-	-	(5,775,000)	(5,775,000)
Warrants issued to Parent	-	-	-	-	-	-	-	-	885,000	-	885,000
Assets Retained by Parent	-	-	-	-	-	-	-	-	(597,000)	-	(597,000)
Net loss	-	-	-	-	-	-	-	-	-	(1,521,000)	(1,521,000)
Balance, March 31, 2021	5,000,000	$5,000	57,748	$5,775,000	8,318	$832,000	158,244,931,162	$1,000	$47,966,000	$(43,867,000)	$10,712,000
Issuance of Series B preferred stock for cash	-	-	850	85,000	-	-	-	-	-	-	85,000
Beneficial conversion feature of series B convertible preferred stock	-	-	-	-	-	-	-	-	85,000	(85,000)	-
Conversion of Series B preferred stock	-	-	(48,098)	(4,810,000)	-	-	68,583,866,100	1,000	4,809,000	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,985,000)	(1,985,000)
Balance, June 30, 2021	5,000,000	$5,000	10,500	$1,050,000	8,318	$832,000	226,828,797,262	$2,000	$52,860,000	$(45,937,000)	$8,812,000

	Preferred Stock Series A		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	5,000,000	$5,000	149,562,566,584	$1,000	$26,837,000	$(21,065,000)	$5,778,000
Net transfer from Parent	-	-	-	-	2,179,000	-	2,179,000
Net loss	-	-	-	-	-	(2,262,000)	(2,262,000)
Balance, March 31, 2020	5,000,000	$5,000	149,562,566,584	$1,000	$29,016,000	$(23,327,000)	$5,695,000
Net transfer from Parent	-	-	-	-	3,855,000	-	3,855,000
Net loss	-	-	-	-	-	(4,157,000)	(4,157,000)
Balance, June 30, 2020	5,000,000	$5,000	149,562,566,584	$1,000	$32,871,000	$(27,484,000)	$5,393,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

	2021	2020
Cash Flows from Operating Activities
Net loss	$(3,506,000)	$(6,419,000)
Adjustments to reconcile net loss to net cash used in operating activities
Allocations of corporate overhead	-	3,985,000
Provision for bad debts	73,000	61,000
Amortization of intangibles	278,000	475,000
Depreciation expense	3,000	31,000
Realized gain on marketable securities	-	(333,000)
Changes in operating assets and liabilities
Accounts receivable	(15,000)	464,000
Prepaid expenses	(13,000)	176,000
Accounts payable and accrued expenses	(16,000)	(276,000)
Other current liabilities	(268,000)	(25,000)
Net Cash Used in Operating Activities	(3,464,000)	(1,861,000)

Cash Flows from Investing Activities
Net cash received from acquisition	955,000	-
Purchase of property and equipment	(33,000)	-
Proceeds from the sale of marketable securities	-	397,000
Purchase of software	-	(547,000)
Net Cash Provided by (Used in) Investing Activities	922,000	(150,000)

Cash Flows from Financing Activities
Proceeds from issuance of series B preferred stock	4,810,000	-
Intercompany Due To (From) SRAX, Inc.	(20,000)	2,013,000
Net Cash Provided by Financing Activities	4,790,000	2,013,000

Net increase in Cash	2,248,000	2,000
Cash, Beginning of Period	1,000	1,000
Cash, End of Period	$2,249,000	$3,000

Supplemental schedule of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of noncash investing and financing activities
Deemed dividend on series B convertible preferred stock	$5,860,000	$-
Conversion of Series B preferred stock	$4,810,000	$-
Fair value of warrants issued to SRAX, Inc. debenture holders	$885,000	$-
Assets Retained by Parent	$597,000	$-
Shares issued for the acquisition	$832,000	$-

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021

NOTE 1 – The Company and Basis Of Presentation

The Company

Force Protection Video Equipment Corp., (“Company”) was incorporated on March 11, 2011, under the laws of the State of Florida. On February 4, 2021, the Company entered into a Share Exchange Agreement with SRAX, Inc. (“SRAX”). Pursuant to the Share Exchange Agreement, the Company acquired all of the outstanding capital stock of BIG Token, Inc. (“BIGtoken”) which was a wholly owned subsidiary and an operating segment of SRAX. See Note 2 – Acquisition for further information.

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

Reporting Entity Presentation

The balance sheet as of December 31, 2020 and the condensed consolidated statement of operations for the three and six months ended June 30, 2020 have been derived and carved out from the consolidated financial statements and accounting records of SRAX as if BIGtoken had operated on a standalone basis within the periods presented. In connection with the Share Exchange, certain assets and liabilities presented have been transferred to FPVD at carry-over (historical cost) basis. Balances contributed by SRAX on or before the completion of the Share Exchange were based on the master separation agreement between the Company and SRAX and related documents governing the contribution. SRAX’s initial net assets contributed were approximately $6,000,000 excluding accounts receivable of approximately $600,000 as of February 1, 2021. The net adjustment to the Company’s historical records was reflected as a net investment from parent. Following the completion of the Share Exchange, the condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All periods presented have been accounted for in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto are unaudited. The interim Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from the Company’s audited condensed consolidated financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three and six-month periods ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or for any future period.

These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K filed with the SEC on April 15, 2021.

Reclassification

Certain balances included in the six-month ended June 30, 2020 have been reclassified to conform to the presentations for the six-months ended June 30, 2021.

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

In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position as of June 30, 2021, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of these Unaudited Condensed Consolidated Financial Statements and its current capital structure.

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

The Company was authorized to issue up to 5,000,000 shares of series A preferred stock (“Series A Preferred”), $0.0001 par value, which was redeemable at the option of the holder, with no fixed redemption date. As of the Acquisition Date there were 5,000,000 shares issued and outstanding, all of which were owned by SRAX as the result of the merger.

The Company was authorized to issue up to 8,318 shares of series C preferred stock (“Series C Preferred”) with a stated value of $100. The Series C Preferred are convertible into 1,546,576 shares of common stock for each share of Series C Preferred or an aggregate of 12,864,419,313 shares of common stock. As of the Acquisition Date and June 30, 2021 there were 8,318 shares issued and outstanding.

The Company was authorized to issue up to 1,000,000,000,000 shares of common stock with a $0.00000001 par value. As of the Acquisition Date and June 30, 2021, there were 149,562,566,584 shares and 226,828,797,262 shares issued and outstanding, respectively.

NOTE 3 – Other Current Liabilities

BIGtoken Point liability

In 2019, BIGtoken launched the BIGtoken consumer data management platform, where registered users are rewarded varying number of points for undertaking actions and sharing data within the platform.

During the year ended December 31, 2019, BIGtoken instituted a policy that allows BIGtoken users to redeem outstanding BIGtoken points for cash if their account and point balances meet certain criteria. As of June 30, 2021 and December 31, 2020, BIGtoken has estimated the future liability for point redemptions to be $184,000 and $452,000, respectively. BIGtoken considered the total number of points outstanding, the conversion rate in which points are redeemable for cash, and each user’s redemption eligibility.

BIGtoken utilizes an account scoring system that evaluates a number of factors in determining an account’s redemption eligibility. These factors include an evaluation of the following: the infrastructure utilized by the user when engaging with BIGtoken’s systems, the user’s geographical associations, consistency, and verifiability of the user’s data.

NOTE 4 – Stockholders’ Equity

Series B Preferred Stock

On March 12, 2021, the Company offered and sold an aggregate of 47,248 shares of Series B preferred Stock (“Series B Stock”) to accredited investors for $4,725,000 or $100 per share. The Company had previously offered and sold 10,500 shares of Series B Preferred stock or $1,050,000 in October of 2020. On April 12, 2021, the Company closed on an additional issuance of 850 shares of Series B Preferred for an aggregate of $85,000 or $100 per share. Total gross proceeds from the offering of the Company’s Series B Preferred Stock totaled approximately $5.8 million.

On May 11, 2021, 48,098 shares of the Company series B preferred stock were converted into 68,583,866,100 shares of Common stock, which does not include the conversion of the 10,500 shares of Series B Preferred, (as a result of certain ownership restrictions) at a conversion price of $0.0000007013. As of June 30, 2021, there were 10,500 shares of Series B Stock outstanding which are convertible into an additional 14,972,194,495 shares.

Common Stock Warrants

As part of SRAX’s convertible debenture offering in June 2020, SRAX negotiated the ability to release the BIGtoken business as collateral for the repayment of the debentures. As consideration for the release, SRAX agreed to require the Company to issue warrants in the new entity. The warrants represent 13% of the new entity’s issued and outstanding shares on a fully diluted basis on the Acquisition Date. As disclosed in Note 2– Acquisition, SRAX entered into an agreement to merge BIGtoken with the Company on February 4, 2021, which required the issuance of 25,568,064,462 warrants. Based on a valuation from an independent third-party, the fair-market value of the warrants required to be issued was determined to be $885,000 based on implied 3-year volatility of 92.30%, a risk-free equivalent yield of 18% and stock price of $0.00006552.

Other Equity-related Transactions

Amendment of Articles of Incorporation

Effective April 15, 2021, the Company further amended its articles of incorporation to reduce the par value of the Company’s common stock from $0.0001 to $0.00000001 per share. As, such the par value of common stock as of June 30, 2021 and December 31, 2020 were restated to reflect the new par value.

FPVD CEO Termination

On May 15, 2021, the employment of the Company’s CEO was terminated. As a result of the termination, (i) all previously issued stock-based equity awards to the previous CEO have been cancelled and (ii) no further compensation is due and payable to the CEO.

NOTE 5 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. There are no subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, timing, strategies, expectations, anticipated expenses levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this quarterly report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this quarterly report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

On February 4, 2021, we completed the Exchange Agreement to acquire the operations of BIGtoken, Inc. from SRAX, Inc. (“SRAX” or “Parent”). As a result, BIGtoken became our wholly owned subsidiary, and we adopted BIGtoken’s business plan. We anticipate formally changing our name to BIGtoken in the future. In connection with the Exchange Agreement, we also entered into certain agreements which include but are not limited to a transition service agreement (“TSA”) and a master separation agreement (“MSA”), as more fully described in this Quarterly Report. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

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

Acquisition Strategy

The Company’s current business plan includes an acquisition strategy to expand and augment our current product offerings and technologies. Our acquisition strategy consists of evaluating new companies and technologies in the ad-tech industry that could be synergistic to us with the goal of developing such technologies with our BIGtoken platform. We believe that this element of our corporate strategy could provide new opportunities for product development and diversify risks inherent in focusing solely on the BIGtoken platform.

Recent Business Highlights

During the quarter ending June 30, 2021, and through the date of the filing of this Quarterly Report on Form 10-Q, the Company achieved the following milestones:

●	The Company evaluated data from a test of a change to its user payment policy and continued weekly payouts to its users. This resulted in higher expenses, but also higher number of users as well as user engagement.
●	Between March and April 2021, we sold $4,809,827 of equity securities to accredited investors.
●	We advanced our proprietary fraud detection techniques to protect the integrity of our user payouts
●	We expanded our sales force capabilities to include selling BIGtoken services to new industry verticals and markets

Our Relationship with SRAX

Arrangements Between SRAX and Our Company

Pursuant to the completion of the Share Exchange, we entered into:

●	a master separation agreement, or MSA;
●	a transition services agreement, or TSA;

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

As of June 30, 2021, SRAX owns approximately 64% of our issued and outstanding Common Stock.

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

Operating Expenses

Employee related costs

Employee related costs consist of salaries and other compensation and related costs we incur to employ our staff. We expect these costs to increase in absolute dollars as we invest and expand our business.

Marketing and selling expenses

Marketing and selling expenses consist primarily of advertising, corporate communications and user acquisition related costs as well as costs related to the redemption of BIG Token points from our users. We expect these costs to continue to increase in absolute dollars as we continue to grow our user database, invest in brand marketing to strengthen our competitive position and increase brand awareness, but expect that they continue to decrease as a percentage of our revenues.

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

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the statements of operations data, which we derived from the accompanying financial statements.

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$849,000	$377,000	$1,704,000	$570,000
Cost of revenues	235,000	164,000	508,000	262,000
Gross profit	614,000	213,000	1,196,000	308,000

Operating expenses
Employee related costs	936,000	1,208,000	1,702,000	3,076,000
Marketing and selling expenses	323,000	197,000	489,000	464,000
Platform costs	81,000	113,000	167,000	252,000
Depreciation and amortization	139,000	237,000	281,000	506,000
General and administrative expenses	1,120,000	768,000	2,063,000	1,371,000
Total operating expenses	2,599,000	2,523,000	4,702,000	5,669,000

Loss from operations	(1,985,000)	(2,310,000)	(3,506,000)	(5,361,000)

Other income (expense):
Financing costs	-	(968,000)	-	(1,283,000)
Interest expense	-	(317,000)	-	(332,000)
Change in fair value of derivative liabilities	-	(935,000)	-	255,000
Exchange gain or loss	-	373,000	-	302,000
Total other income (expense)	-	(1,847,000)	-	(1,058,000)

Loss before provision for income taxes	(1,985,000)	(4,157,000)	(3,506,000)	(6,419,000)

Provision for income taxes	-	-	-	-

Net loss	(1,985,000)	(4,157,000)	(3,506,000)	(6,419,000)

Deemed dividend on series B convertible preferred stock	(85,000)	-	(5,860,000)	-

Loss attributable to common stockholders	$(2,070,000)	(4,157,000)	$(9,366,000)	$(6,419,000)

Revenues

Our revenues for the three-month period ended June 30, 2021, increased to $849,000 from $377,000 in the comparable period in 2020, a 125% increase. Revenues for the six-month period ended June 30, 2021, increased to $1,704,000 from $570,000 in the comparable period in 2020, a 199% increase. These increases are primarily driven by the increased adoption by large advertising clients of the Company’s media sales services.

BIGtoken Profit Margin

Our costs of revenue consisted of media acquired from third parties to fulfill the media and advertising components of our revenues, as well as data partners. Our profit margin for the three-month period-ended June 30, 2021, increased to 72% as compared to 56% in 2020. Our profit margin for the six-month period-ended June 30, 2021, increased to 70% as compared to 54% in 2020. The increase is driven by optimized usage of third-party services.

Operating Expenses

Our operating costs for the three-month period-ended June 30, 2021, increased to $2,599,000, or by 3%, as compared to $2,523,000 for the comparable period in 2020. Our operating costs for the six-month period-ended June 30, 2021, decreased to $4,702,000, or by 17% as, compared to $5,669,000 for the comparable period in 2020. The overall decrease in operating expenses were attributable to the following: to the reductions in staffing related and other general administrative expenses attributable to our legacy media verticals, and the reduction of our BIGtoken point liability. We experienced an increase in one-time professional services fees for legal services related to our reverse merger of $300,000 primarily during the second quarter.

Employee related costs. For the three-month period-ended June 30, 2021, employee related costs decreased to $936,000 from $1,208,000 in the prior year period, representing a decrease of $272,000, or approximately 23%. For the six-month period ended June 30, 2021, employee related costs decreased to $1,702,000 from $3,076,000 in the prior year period, representing a decrease of 45%. The decrease is primarily due to a reduction in overhead related expenses from SRAX.

Marketing and selling expenses. For the three-month period-ended June 30, 2021, marketing and expenses increased to $323,000 from $197,000 in the prior year period, representing an increase of $126,000, or approximately 64%. For the six-month period ended June 30, 2021, marketing and selling expenses increased to $489,000 from $464,000 in the prior year period, representing an increase of 5%. While we optimized our marketing personnel, we increased our user acquisition expense and our payments to users grew as result of increased user engagement.

Platform costs. For the three-month period-ended June 30, 2021, platform costs decreased to $81,000 from $113,000 in the prior year period, representing a decrease of $32,000, or approximately 28%. For the six-month period ended June 30, 2021, platform costs decreased to $167,000 from $252,000 in the prior year period, representing a decrease of 34%. As user engagement grows our technology costs for hosting our platform increases. Going forward, we expect these costs to grow our user database but expect that they continue to decrease as a percentage of our revenues.

General and administrative. For the three-month period-ended June 30, 2021, general and administrative expenses increased to $1,120,000 from $768,000 in the prior year period, representing an increase of $352,000, or approximately 46%. For the six-month period ended June 30, 2021, general and administrative expenses increased to $2,063,000 from $1,371,000 in the prior year period, representing an increase of 50%. We experienced an increase in professional services fees for legal services related to our reverse merger of $300,000 primarily during the second quarter. Also, we have added the services of several consultants to supplement our operation as we transition from our Parent Company.

Interest Expense and Financing Cost

During the three and six months ended June 30, 2021, we operated as a stand-alone company separate from our parent company SRAX. As such, we were responsible for our own financing and operating activities; therefore, the financing costs of our Parent were not allocated to us during 2021.

Change in the Fair Value of our Warrant Liabilities

During the three and six months ended June 30, 2021, we operated as a stand-alone company separate from our parent SRAX. As such, we were responsible for our own financing and operating activities; therefore, the changes in fair value of warrant liabilities of our Parent were not allocated to us during 2021.

Summary of Cash Flows

Six months ended June 30, 2021 compared to six months ended June 30, 2020

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(3,464,000)	(1,861,000)
Net cash provided by (used in) investing activities	922,000	(150,000)
Net cash provided by financing activities	4,790,000	2,013,000

Cash flows from operating activities

Our largest source of operating cash is payments from customers. Our customers typically pay us from 60 to 120 days from the date we invoice them. The primary use of operating cash is to pay our media suppliers, employees and our users through point redemptions, and others for a wide range of services. Cash flows used in our operating activities increased by $1,603,000 or 86% in 2021 primarily driven by the removal of an allocation of corporate overhead and changes in accounts receivable.

Cash flows from investing activities

Cash flows provided by investing activities increased by $1,072,000 in 2021 primarily driven by net cash of $955,000 received from business acquisition of FPVD.

Cash flows from financing activities

Cash provided by financing activities represents proceeds from issuance of preferred stock, cash receipts or payments to our Parent. For the six months ended June 30, 2021, the Company received $4,810,000 from the issuance of series B preferred stock.

Liquidity and Capital Resources

Historically, our operations have participated in cash management and funding arrangements managed by SRAX. Other than those that are in BIGtoken designated legal entities, SRAX’s cash has not been assigned to us for any of the periods presented because those cash balances are not directly attributable to us. Cash and cash equivalents presented in the unaudited condensed consolidated balance sheets represent amounts pertaining to the BIGtoken legal entity only. Prior to the Share Exchange, we were dependent on SRAX for our continued support to fund our operations. Upon the close of our Share Exchange, we raised an additional $4,725,000 through a private offering of our Series B Preferred Stock. As of June 30, 2021 we had cash and cash equivalents of approximately $2,249,000.

Our capital structure and sources of liquidity will change significantly from our historical capital structure. Based on our cash and cash equivalence on hand as of June 30, 2021, current plans and market conditions, we believe we have sufficient liquidity to satisfy our anticipated cash requirements through the third quarter of 2021. We plan to invest in the sales of our existing product line to a wider audience, as well as in software modifications of our core technology to serve new customer needs in response to increased customer demand for differentiated data sets. Such opportunities will require modest software development expense as they are built on top of our existing platform. We will require additional funds to support our operating expenses and capital requirements, and will need to seek additional funds through the public or private equity or debt financing or from other sources. We cannot assure you that additional financing will be available at all, or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Going Concern

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues to achieved profitable operations. In addition, the Company’s operations will require significant additional financing. As of June 30, 2021, the Company had cash and cash equivalents of approximately $2,249,000 million which is not sufficient to fund the Company’s planned operations through one year after the date the unaudited condensed consolidated financial statements are issued, and accordingly, these factors create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Based on our cash on hand as of June 30, 2021 and our plan of operations, management feels it can finance its operations through the third quarter of 2021.

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

Arrangements Between SRAX and Our Company

We have entered into certain agreements that will affect the separation of our business from SRAX, provide a framework for our relationship with SRAX after the separation and provide for the allocation between us and SRAX of SRAX’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after our separation from SRAX, specifically the Master Seperation Agreement (“MSA”) and the Transition Service Agreement (“TSA”).

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

Employees and Human Capital Resources

As of June 30, 2021, we had 58 full-time employees. 1 is engaged in executive management, 34 in information technology including those participating in our research and development efforts, 13 in sales and marketing, 9 in integration and customer support and 1 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount in our unaudited condensed consolidated financial statements and related notes. On an ongoing basis, we evaluate estimates which are subject to significant judgment. The more critical accounting estimates include estimates related to revenue recognition. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited condensed consolidated financial statements for the six months ended June 30, 2021 and 2020 appearing elsewhere in this report. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. In addition, you should refer to our accompanying Condensed Consolidated Balance Sheets as of June 30, 2021, and the Unaudited Condensed Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the six months ended June 30, 2021 and 2020, and the related notes thereto, for further discussion of our accounting policies.

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

As of June 30, 2021, the impact of COVID-19 continues to unfold and as a result, certain estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.

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

During 2018, the Company began to capitalize the costs of developing our proprietary internal-use computer software, including directly related payroll costs. As of January 1, 2021, The Company ceased the capitalization of payroll cost.

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

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting.

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

Risks Related to Our Business

Our business is partly dependent on the acquisition of products or technologies.

Our business plan currently contemplates the acquisition of assets in the ad-tech industry to complement our BIGtoken platform. If we are successful in acquiring additional assets, the process to implement such potential assets or products into our current organization may be time-consuming, involve substantial expenditures of resources, and depends upon a number of factors, including the availability of alternative products and services. Additionally, due to our cash position, we may be required to issue a large amount of our securities for such acquisitions which may result in substantial dilution to our existing shareholders. If we are not successful in our acquisition strategy, we will have invested substantial amounts of time and money without developing revenue-producing products.

We have a history of operating losses and there are no assurances we will report profitable operations in the foreseeable future.

We have losses from operations of $8,581,000 and $15,981,000 for the years ended December 31, 2020 and 2019, respectively. Additionally, for the three months ended June 30, 2021 and 2020, we recorded losses from operations of $1,985,000 and $2,310,000, respectively. For the six months ended June 30, 2021 and 2020 we recorded losses from operations of $3,506,000 and $5,361,000, respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are not able to grow, increase revenue and begin generating consistent profits, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products. Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing. Our cash, cash equivalents and short-term investment balance as of June 30, 2021 was approximately $2,249,000. Based on our current expected level of operating expenditures, we expect to be able to fund our operations through the third quarter of 2021. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations. Accordingly, despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

We will need to raise additional capital to continue operations.

As of June 30, 2021, we had $2,249,000 in cash or cash equivalents or short-term investment. Based on our cash, cash equivalents and short term investments, as well as our current expected level of operating expenditures, we expect to be able to fund our operations through the third quarter of 2021. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt. Our inability to operate profitably, or secure additional financing will materially impact our ability to fund our current and planned operations.

We have spent and expect to continue spending substantial cash in the execution of our business plan and the development of the BIGtoken platform. We cannot assure you that financing will be available if needed. If additional financing is not available, we may not be able to fund our operations, develop or enhance our product offerings, take advantage of business opportunities or respond to competitive market pressures. If we exhaust our cash reserves and are unable to secure additional financing, we may be unable to meet our obligations which could result in us initiating bankruptcy proceedings or delaying or eliminating some or all our research and product development programs.

Our failure to maintain an effective system of internal control over financial reporting may result in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.

Or management has determined that, as of June 30, 2021, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We have historically operated as a business unit of SRAX. Our success depends largely on the development and execution of our business strategy by our senior management team. Effective May 15, 2021, Lou Kerner was terminated as Chief Executive Officer and Christopher Miglino was appointed interim principal executive officer and George Stella was promoted to the additional role of president. Our success depends largely on the development and execution of our business strategy by our senior management team. We currently have a limited executive team which may adversely affect our business. Additionally, the loss of any members or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

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

Subsequent to the completion of the Share Exchange and the recent conversion of Series B Preferred Stock, as of August 1, 2021 the Company has 226,828,797,262 shares of Common Stock outstanding and a market capitalization of approximately $1 billion. The market capitalization is significantly higher than that of SRAX, the former parent corporation while it owned BIG Token as a wholly owned subsidiary. Accordingly, the market capitalization of the Company may not be indicative of its actual value. Furthermore, the Company may have difficulty in hiring new employees and retaining qualified employees as a result of our 2021 Equity Incentive Plan requiring stock grants to be issued at market value, which new or current employees may determine to be unattractive given our current valuation. Additionally, we are only authorized to issue 15,824,493,516 shares under our 2021 Equity Incentive Plan, which may be inadequate to issue grants needed to retain qualified personnel until January 1, 2022, when the number of shares under such plan will increase. Accordingly, our inability to attract or retain employees during this time may materially impact our business.

We may be required to expend significant capital to redeem BIGtoken Points which will negatively impact our ability to fund our core  operations.

Users of BIGtoken receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on BIGtoken. We are currently redeeming each point for up to $0.01, subject to the user meeting certain conditions. As of June 30, 2021, we recorded a contingent liability for future point redemptions equal to approximately $180,000 and we have redeemed an aggregate amount of approximately $1,257,000 as of August 1, 2021. As of June 30, 2021, we had approximately 16 million application downloads. There can be no assurance that we will have enough cash reserves, or if we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

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

Pursuant to the completion of the Share Exchange, we became a stand-alone public company, although we will continue to be controlled by SRAX by virtue of their ownership of our securities. The process of becoming a stand-alone public company is complex and may distract our management from focusing on our business and strategic priorities. Further, although we expect to have direct access to the debt and equity capital, we may not be able to issue debt or equity on terms acceptable to us or at all.

We may not fully realize the intended benefits of being a stand-alone public company if any of the risks identified in this “Risk Factors” section, or other events, were to occur. These intended benefits include improving the strategic and operational flexibility of our Company, increasing the focus of our management teams on our business operations, allowing our company to adopt the capital structure, investment policy and dividend policy best suited to its financial profile and business needs, and providing our Company with its own equity currency to facilitate acquisitions and to better incentivize management. If we do not realize these intended benefits for any reason, our business may be negatively affected. In addition, the separation could materially adversely affect our business, results of operations and financial condition.

As long as SRAX controls us, the ability of our other shareholders to influence matters requiring stockholder approval will be limited.

As a result of the Share Exchange, SRAX currently owns 149,562,566,584 shares of our common stock and 5,000,000 shares of our Series A Preferred Stock, representing voting power of approximately 64% of our issued and outstanding capital stock as of August 1, 2021. For so long as SRAX beneficially owns shares of our outstanding securities representing at least a majority of the votes entitled to be cast by the holders of our outstanding securities, SRAX will be able to elect all of the members of our board of directors and influence other voting matters.

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

The agreements that we entered into with SRAX in connection with the separation, including the MSA and the TSA were prepared in the context of the separation while we were still a wholly owned subsidiary of SRAX. The costs, expenses and levels of services contained in such agreements were not negotiated in an arms-length transaction. Accordingly, if we had contracted for such services from unaffiliated third parties, we may have been able to negotiated for a such services at a lower cost and expense or we may have been able to receive additional services for the same or less costs or expenses.

Ownership of Our Securities

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.

On January 27, 2021, we entered into the Debt Exchange Agreement with RedDiamond. Pursuant to the Debt Exchange Agreement, we issued RedDiamond 7,000,000,000 free trading shares of Common Stock which constitutes a significant amount of the public float. Additionally, the we have filed a resale registration statement on Form S-1 in order to register an aggregate of 242,280263,789 shares of common stock, consisting of (i) 68,583,866,100 shares issued upon conversion of the Series B Preferred Stock, (ii) 149,562,566,584 shares issued to SRAX upon the divestiture of BIGtoken, and (iii) 24,133831,105 shares underlying FPVD Warrants. Although we are attempting to register such shares, holders may only sell their shares at a to be determined set price (not above or below) until we qualify for listing, and list our common shares, on a national securities exchange, OTCQB or OTCQX. Accordingly, in the event the quoted price of our common stock is equal to the to be determined set price, or we qualify and list our common stock on a national exchange, OTCQB or OTCQX, our public float will materially increase. This increase, as well as the sale or perceived sale of a large number of shares, may result in a further decline of our stock price.

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

In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility and decline in market price. Recently, we have seen the price of our Common Stock decline from approximately $0.10 to less than $0.037, a decline of approximately 96%. Securities litigation brought against us following such decline in the price of our common stock is likely regardless of the merit or ultimate results of such litigation. Such litigation will result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources from our business.

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

Our common stock is considered a “penny stock,” and is subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered a “penny stock.” The principal result or effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock are subject to the penny stock regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The number of brokerage firms depositing and transacting trades for penny stock companies with a bid price of below one penny is very limited.

Currently, our common stock is traded on the OTC Markets Pink Tier with closing bid and ask prices below one penny. Many traditional brokerage firms and on-line brokerages refuse to accept for deposit and trade any penny stocks generally. For those that do, the time, effort and costs associated with depositing common stock in companies such as ours with a sub-penny bid and ask are onerous, time consuming and costly. This may present material concerns and obstacles to those persons beneficially owning our common stock in certificate or book entry form and wish to deposit same into a brokerage account.

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

●	At the closing of the Share Exchange, we issued (i) 841,184,289 shares of Common Stock to Paul Feldman, our former CEO, (ii) 149,562,566,584 shares of Common Stock to SRAX, (iii) 7,000,000,000 shares of unrestricted Common Stock to RedDiamond, (iv) 8,318 shares of Series C Preferred Stock convertible into approximately 12,864,419,313 shares of Common Stock to RedDiamond, and (v) FPVD Warrants to purchase 25,568,064,453 shares of Common Stock at an exercise price per share of $0.00005844216 per share.

●	On March 12, 2021, we completed the private placement of 47,248.27 shares of Series B preferred Stock whereby we received gross proceeds of $4,724,827 or $100 per share.

●	On April 12, 2021, we completed the private placement of an additional 850 shares of Series B preferred Stock whereby we received gross proceeds of $85,000 or $100 per share.

●	On May 11, 2021, we issued 68,583,866,100 shares of Common Stock upon the mandatory conversion of 48,098 shares of Series B Preferred Stock. Each share of Series B Preferred Stock was converted into approximately 1,402,304 shares of Common Stock at a conversion price of $0.0000007013 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Filed/	Incorporated by Reference
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

3.01(i)	Amendment to Articles of Incorporation effective January 25, 2021		8-K	3.02(i)	000-55519	2/16/21
3.02(i)	Articles of Amendment to Articles of Incorporation (Rights and Limitations Regarding Series C Preferred Stock		8-K	3.01(1)	000-55519	2/16/21
3.03(i)	Certificate of Designation of Series B Preferred Stock		8-K	3.01(i)	000-55519	3/19/21
3.04(ii)	Bylaws		8-K	3.01(ii)	000-55519	2/22/16
3.05(i)	Amendment to the Articles of Incorporation Effective April 15, 2021		8-K	3.01(i)	000-55519	4/21/21
4.01	Form of FPVD Warrant issued to SRAX Debenture holders		8-K	4.01	000-55519	2/16/21
4.02	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55519	3/19/21
4.03**	2021 Equity Incentive Plan		10-K	4.03	000-55519	4/30/21
4.04**	Form of Option Grant from 2021 Equity Incentive Plan		10-K	4.04	000-55519	4/30/21
4.05	Form of Restricted Stock Grant from 2021 Equity Incentive Plan		10-K	4.05	000-55519	4/30/21
4.06	Form of Restricted Stock Unit Agreement from 2021 Equity Incentive Plan		10-K	4.06	000-55519	4/30/21
10.01	Share Exchange Agreement dated September 30, 2020		8-K	10.1	000-55519	10/5/20
10.02	Form of Amendment to Share Exchange Agreement dated January 27, 2021		8-K	10.01	000-55519	2/16/21
10.03	Form of Transition Services Agreement dated January 27, 2021		8-K	10.02	000-55519	2/16/21
10.04	Form of Master Separation Agreement dated January 27, 2021		8-K	10.03	000-55519	2/16/21
10.05	Form of Debt Exchange Agreement with Red Diamond Partners, LLC		8-K	10.05	000-55519	2/16/21
10.06**	Form of Lou Kerner Employment Agreement		8-K	10.06	000-55519	2/16/21
10.07	Form of Confidential Information and Invention Assignment Agreement		8-K	10.07	000-55519	2/16/21
10.08	Form of Indemnification Agreement		8-K	10.08	000-55519	2/16/21
10.09	Form of Registration Rights Agreement with SRAX, Inc.		8-K	10.09	000-55519	2/16/21
10.11	Form of Securities Purchase Agreement for Series B Preferred Stock		8-K	10.01	000-55519	3/19/21
10.12	Registration Rights Agreement with Series B Investors		8-K	10.02	000-55519	3/19/21
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Force Protection Video Equipment Corp.

August 16, 2021	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

August 16, 2021	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

