Form 10-Q
period 2021-09-30
Force Protection Video Equipment Corp.
filed 2021-11-15
CIK 1518720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had: (i) 226,828,797,262 shares of common stock, (ii) 10,500 shares of Series B Preferred Stock which are convertible into 14,972,068,517 shares of common stock, and (iii) 8,318 shares of Series C Preferred Stock which are convertible into 12,864,419,313 shares of common stock, issued and outstanding as of November 12, 2021.

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

All references in this Quarterly Report to the “Company,” “we,” “us,” “our,” or “FPVD” refers to Force Protection Video Equipment Corporation and our wholly owned subsidiary BIG Token, Inc. on a consolidated basis. All references to “Common Stock” or “Common Shares” refer to the common stock, $0.00000001 par value, of Force Protection Video Equipment. All references to “BIGtoken”, “BIGtoken Application” or “BIGtoken business” refers to our wholly owned subsidiary and corresponding operations that consist of a consumer-based platform, technologies offer and services used to identify and reach target consumers which we purchased from SRAX, Inc. (“SRAX”) on February 4, 2021.

As used herein, references to (i) “Exchange Agreement” refers to that certain share exchange agreement entered into by and between the Company, SRAX, and Paul Feldman (the Company’s prior CEO) on September 30, 2020, (ii) “Exchange Amendment” refers to the amendment to the Exchange Agreement entered into by between the Company, SRAX, and Paul Feldman on January 27, 2021, (iii) “TSA” refers to the transition services agreement entered into by and between SRAX and BIGtoken on January 27, 2021, (iv) “MSA” refers to the master separation agreement entered into by BIGtoken and SRAX on January 27, 2021, (v) “FPVD Warrants” refers to the common stock purchase warrants the Company issued as a result of SRAX’s June 30, 2020 convertible debt offering whereby we assumed the obligation to issue 25,568,064,462 Common Stock purchase warrants, (vi) “Debt Exchange Agreement” refers to the debt exchange agreement the Company entered into with RedDiamond Partners, LLC (“RedDiamond”) pursuant to which RedDiamond exchanged an aggregate of $816,000 of principal plus accrued interest for (a) 7,000,000,000 shares of unrestricted Common Stock and (b) 8,318 shares of Series C Convertible Preferred Stock, convertible into approximately 12,864,419,313 shares of common Stock, and (vii) “Merger Agreement” refers to the Agreement and Plan of Merger entered into by and between the Company, BritePool, Inc. (“BritePool”), and FPVD Merger Sub, Inc. on September 28, 2021, pursuant to which BritePool will become a wholly owned subsidiary of the Company upon completion of the anticipated merger, subject to necessary closing conditions (the “Merger”).

3

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Three and Nine Months Ended September 30, 2021

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Condensed Consolidated Balance Sheets

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$257,000	$1,000
Accounts receivable, net	832,000	1,199,000
Prepaid expenses and other current assets	104,000	7,000
Due from parent company - SRAX	753,000	-
Total current assets	1,946,000	1,207,000

Property and equipment, net	33,000	1,000
Intangible assets, net	512,000	917,000
Goodwill	5,445,000	5,445,000
Total Assets	$7,936,000	$7,570,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$1,011,000	$853,000
Other current liabilities	172,000	452,000
Total liabilities	1,183,000	1,305,000

Stockholders’ equity
Series A, redeemable preferred stock – related party - $0.0001, authorized 20,000,000 shares, 5,000,000 shares issued and outstanding	5,000	5,000
Series B, redeemable preferred stock - stated value $100 per share, authorized 60,000 shares, 10,500 shares and none issued and outstanding, respectively	1,050,000	-
Series C, redeemable preferred stock - stated value $100 per share, authorized 8,318 shares, 8,318 shares and none issued and outstanding, respectively	832,000	-
Common stock, $0.00000001 par value, authorized 1,000,000,000,000 shares, 226,828,797,262 shares and 149,562,566,584 shares issued and outstanding, respectively	2,000	1,000
Additional paid-in capital	52,860,000	42,830,000
Accumulated deficit	(47,996,000)	(36,571,000)
Total stockholders’ equity	6,753,000	6,265,000
Total Liabilities and Stockholders’ Equity	$7,936,000	$7,570,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$765,000	$576,000	$2,469,000	$1,146,000
Cost of revenues	207,000	229,000	715,000	491,000
Gross profit	558,000	347,000	1,754,000	655,000

Operating expenses
Employee related costs	947,000	554,000	2,649,000	3,630,000
Marketing and selling expenses	372,000	261,000	861,000	725,000
Platform costs	78,000	592,000	245,000	844,000
Depreciation and amortization	131,000	208,000	411,000	714,000
General and administrative expenses	1,089,000	222,000	3,153,000	1,593,000
Total operating expenses	2,617,000	1,837,000	7,319,000	7,506,000

Loss from operations	(2,059,000)	(1,490,000)	(5,565,000)	(6,851,000)

Other income (expense):
Financing costs	-	(2,009,000)	-	(3,624,000)
Change in fair value of derivative liabilities	-	(37,000)	-	218,000
Exchange gain	-	31,000	-	333,000
Total other income (expense)	-	(2,015,000)	-	(3,073,000)

Loss before provision for income taxes	(2,059,000)	(3,505,000)	(5,565,000)	(9,924,000)

Provision for income taxes	-	-	-	-

Net loss	(2,059,000)	(3,505,000)	(5,565,000)	(9,924,000)

Deemed dividend on series B convertible preferred stock	-	-	(5,860,000)	-

Loss attributable to common stockholders	$(2,059,000)	$(3,505,000)	$(11,425,000)	$(9,924,000)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	226,828,797,262	149,562,566,584	192,805,466,788	149,562,566,584

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2021 and 2020

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	5,000,000	$5,000	-	$-	-	$-	149,562,566,584	$1,000	$42,830,000	$(36,571,000)	$6,265,000
Issuance of Series B preferred stock for cash	-	-	47,248	4,725,000	-	-	-	-	-	-	4,725,000
Series B preferred stock transferred to equity	-	-	10,500	1,050,000	-	-	-	-	-	-	1,050,000
Shares issued for the acquisition	-	-	-	-	8,318	832,000	8,682,364,578	-	(927,000)	-	(95,000)
Beneficial conversion feature of series B convertible preferred stock	-	-	-	-	-	-	-	-	5,775,000	-	5,775,000
Deemed dividend on series B convertible preferred stock	-	-	-	-	-	-	-	-	-	(5,775,000)	(5,775,000)
Warrants issued to Parent	-	-	-	-	-	-	-	-	885,000	-	885,000
Assets Retained by Parent	-	-	-	-	-	-	-	-	(597,000)	-	(597,000)
Net loss	-	-	-	-	-	-	-	-	-	(1,521,000)	(1,521,000)
Balance, March 31, 2021	5,000,000	$5,000	57,748	$5,775,000	8,318	$832,000	158,244,931,162	$1,000	$47,966,000	$(43,867,000)	$10,712,000
Issuance of Series B preferred stock for cash	-	-	850	85,000	-	-	-	-	-	-	85,000
Beneficial conversion feature of series B convertible preferred stock	-	-	-	-	-	-	-	-	85,000	(85,000)	-
Conversion of Series B preferred stock	-	-	(48,098)	(4,810,000)	-	-	68,583,866,100	1,000	4,809,000	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,985,000)	(1,985,000)
Balance, June 30, 2021	5,000,000	5,000	10,500	1,050,000	8,318	832,000	226,828,797,262	2,000	52,860,000	(45,937,000)	8,812,000
Net loss	-	-	-	-	-	-	-	-	-	(2,059,000)	(2,059,000)
Balance, September 30, 2021	5,000,000	$5,000	10,500	$1,050,000	8,318	$832,000	226,828,797,262	$2,000	$52,860,000	$(47,996,000)	$6,753,000

	Preferred Stock Series A		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	5,000,000	$5,000	149,562,566,584	$1,000	$26,837,000	$(21,065,000)	$5,778,000
Net transfer from Parent	-	-	-	-	2,179,000	-	2,179,000
Net loss	-	-	-	-	-	(2,262,000)	(2,262,000)
Balance, March 31, 2020	5,000,000	$5,000	149,562,566,584	$1,000	$29,016,000	$(23,327,000)	$5,695,000
Net transfer from Parent	-	-	-	-	3,855,000	-	3,855,000
Net loss	-	-	-	-	-	(4,157,000)	(4,157,000)
Balance, June 30, 2020	5,000,000	5,000	149,562,566,584	1,000	32,871,000	(27,484,000)	5,393,000
Net transfer from Parent	-	-	-	-	4,161,000	-	4,161,000
Net loss	-	-	-	-		(3,505,000)	(3,505,000)
Balance, September 30, 2020	5,000,000	$5,000	149,562,566,584	$1,000	$37,032,000	$(30,989,000)	$6,049,000

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

	2021	2020
Cash Flows from Operating Activities
Net loss	$(5,565,000)	$(9,924,000)
Adjustments to reconcile net loss to net cash used in operating activities
Allocations of corporate overhead	-	6,423,000
Provision for bad debts	-	29,000
Amortization of intangibles	405,000	2,000
Depreciation expense	6,000	385,000
Realized gain on marketable securities	-	(333,000)
Changes in operating assets and liabilities
Accounts receivable	246,000	165,000
Prepaid expenses and other current assets	(97,000)	168,000
Accounts payable and accrued liabilities	158,000	(370,000)
Other current liabilities	(280,000)	(182,000)
Net Cash Used in Operating Activities	(5,127,000)	(3,637,000)

Cash Flows from Investing Activities
Net cash received from acquisition	955,000	-
Purchase of property and equipment	(38,000)	-
Proceeds from the sale of marketable securities	-	397,000
Purchase of software	-	(435,000)
Net Cash Provided by (Used in) Investing Activities	917,000	(38,000)

Cash Flows from Financing Activities
Proceeds from issuance of Series B preferred stock	4,810,000	-
Intercompany due to (from) SRAX, Inc.	(344,000)	3,766,000
Net Cash Provided by Financing Activities	4,466,000	3,766,000

Net increase in Cash	256,000	91,000
Cash, Beginning of Period	1,000	1,000
Cash, End of Period	$257,000	$92,000

Supplemental schedule of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of noncash investing and financing activities
Deemed dividend on series B convertible preferred stock	$5,860,000	$-
Conversion of Series B preferred stock	$4,810,000	$-
Fair value of warrants issued to SRAX, Inc. debenture holders	$885,000	$-
Assets Retained by Parent	$597,000	$-
Shares issued for the acquisition	$95,000	$-

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

FORCE PROTECTION VIDEO EQUIPMENT CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021

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

Reporting Entity Presentation

The balance sheet as of December 31, 2020 and the condensed consolidated statement of operations for the three and nine months ended September 30, 2020 have been derived and carved out from the consolidated financial statements and accounting records of SRAX as if BIGtoken had operated on a standalone basis within the periods presented. In connection with the Share Exchange, certain assets and liabilities presented have been transferred to FPVD at carry-over (historical cost) basis. Balances contributed by SRAX on or before the completion of the Share Exchange were based on the master separation agreement between the Company and SRAX and related documents governing the contribution. SRAX’s initial net assets contributed were approximately $6,000,000 excluding accounts receivable of approximately $600,000 as of February 1, 2021. The net adjustment to the Company’s historical records was reflected as a net investment from parent. Following the completion of the Share Exchange, the condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All periods presented have been accounted for in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto are unaudited. The interim Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from the Company’s audited condensed consolidated financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim three and nine-month periods ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or for any future period.

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

In making this assessment the Company performed a comprehensive analysis of its current circumstances including: its financial position as of September 30, 2021, its cash flow and cash usage forecasts for the period covering one-year from the issuance date of these Unaudited Condensed Consolidated Financial Statements and its current capital structure.

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

NOTE 2 – Acquisition

On February 4, 2021 (“Acquisition Date”), the Company completed a series of transactions as provided for in the share exchange agreement (“Exchange Agreement”) with SRAX (“Reverse Merger”). Pursuant to the Exchange Agreement, SRAX exchanged 100% of the issued and outstanding shares of BIGtoken for 149,562,566,584 shares of the Company’s common stock and 5,000,000 shares of the Company’s series A preferred stock. The transaction has been accounted for as a reverse merger / reverse capitalization wherein the Company is the legal acquirer, but BIGtoken is the accounting acquirer. As such, for reporting purpose, as of December 31, 2020, the Company’s total shares outstanding were restated to reflect the 149,562,566,584 shares of common stock and 5,000,000 shares of series A preferred stock.

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

The Company was authorized to issue up to 8,318 shares of series C preferred stock (“Series C Preferred”) with a stated value of $100. The Series C Preferred are convertible into 1,546,576 shares of common stock for each share of Series C Preferred or an aggregate of 12,864,419,313 shares of common stock. As of the Acquisition Date and September 30, 2021, there were 8,318 shares issued and outstanding.

The Company was authorized to issue up to 1,000,000,000,000 shares of common stock with a $0.00000001 par value. As of the Acquisition Date and September 30, 2021, there were 149,562,566,584 shares and 226,828,797,262 shares issued and outstanding, respectively.

NOTE 3 – Other Current Liabilities

BIGtoken Point liability

In 2019, BIGtoken launched the BIGtoken consumer data management platform, where registered users are rewarded for undertaking actions and sharing data within the platform. The business is currently based on a platform of registered users, developed as a direct-to-consumer data marketplace where users are paid for their data.

During the year ended December 31, 2019, BIGtoken instituted a policy that allows BIGtoken users to redeem outstanding BIGtoken points for cash if their account and point balances meet certain criteria. As of September 30, 2021 and December 31, 2020, BIGtoken has estimated the future liability for point redemptions to be $172,000 and $452,000, respectively. BIGtoken considered the total number of points outstanding, the conversion rate in which points are redeemable for cash, and each user’s redemption eligibility.

BIGtoken utilizes an account scoring system that evaluates a number of factors in determining an account’s redemption eligibility. These factors include an evaluation of the following: the infrastructure utilized by the user when engaging with BIGtoken’s systems, the user’s geographical associations, consistency, and verifiability of the user’s data.

NOTE 4 – Stockholders’ Equity

Series B Preferred Stock

On March 12, 2021 (“Closing Date”), the Company entered into a Securities Purchase Agreements (“SPA”) and Registration Rights Agreements (“RRA”) with accredited investors pursuant to which investors purchased 47,248 shares of Series B Preferred Stock (“Series B Stock”) for an aggregate of $4,725,000 or $100 per share (the “Offering”). The Company had previously closed on 10,500 shares of Series B Stock or $1,050,000 in October of 2020.

On April 12, 2021, the Company closed on an additional issuance of 850 shares of Series B Stock for an aggregate of $85,000 or $100 per share.

On May 11, 2021, 48,098 shares of Series B Stock were converted into 68,583,866,100 shares of common stock, which does not include the conversion of the 10,500 shares of Series B Stock acquired in the Company acquisition, with conversion price of $0.0000007013. As of September 30, 2021, there were 10,500 shares of Series B Stock outstanding.

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

As a result of being oversubscribed, the Offering met the conditions of a Qualified Financing and as a result the Company issued a total of 68,583,866,100 shares of the Company’s common stock upon automatic conversion of the Series B Stock. The Company calculated the value of the beneficial conversion feature as $5,860,000 which was fully amortized and recorded as a deemed dividend. In accordance with ASC 480 – Distinguishing Liabilities from Equity, the Series B Stock would be classified as equity on the Closing Date, because they are convertible into a fixed number of shares at a fixed dollar amount. On the Closing Date both the 47,248 and 10,500 shares of series B preferred stock were classified as equity. As of September 30, 2021, 48,098 shares of the Series B Preferred Stock had been converted into Common Stock.

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

Other Equity-related Transactions

Amendment of Articles of Incorporation

Effective April 15, 2021, the Company further amended its articles of incorporation to reduce the par value of the Company’s common stock from $0.0001 to $0.00000001 per share. As such, the par value of common stock as of September 30, 2021 and December 31, 2020 were restated to reflect the new par value.

FPVD CEO Termination

On May 15, 2021, the employment of the Company’s CEO was terminated. As a result of the termination, (i) all previously issued stock-based equity awards to the previous CEO have been cancelled and (ii) and no further compensation is due and payable to the CEO.

NOTE 5 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The following are the events after the reporting period:

FPVD merger with BritePool

On September 27, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BritePool, Inc., a Delaware corporation (“BritePool”), FPVD Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of SRAX (“Merger Sub”), and certain other parties. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into BritePool (the “Merger”), with BritePool surviving the Merger as a wholly owned subsidiary of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. The Company anticipates that the Merger will close during the fourth quarter of 2021 subject certain closing conditions.

Upon the closing of the Merger:

(a)	Each share of BritePool’s Class A and Class B common stock (“BritePool Common Stock”) outstanding immediately prior to the closing of the Merger (“Effective Time”), other than certain excluded shares, will be automatically converted solely into the right to receive a number of shares of the Company’s common stock (“Company Common Stock”) equal to the Exchange Ratio defined below (with fractional shares rounded up or down to the nearest whole number).

(b)	Each option to purchase shares of BritePool Common Stock (each, a “BritePool Option”) that is outstanding and unexercised immediately prior to the Effective Time will be converted into and become an option to purchase shares of Company Common Stock (the “Assumed Options”). The number of shares of Company Common Stock subject to each Assumed Option will be determined by multiplying (i) the number of shares of BritePool Common Stock that were subject to such BritePool Option, as in effect immediately prior to the Effective Time, by (ii) the Exchange Ratio, and rounding the resulting number down to the nearest whole number of shares, and the per share exercise price for the Company Common Stock issuable upon exercise of each Assumed Option will be determined by dividing (A) the per share exercise price of such BritePool Option, as in effect immediately prior to the Effective Time, by (B) the Exchange Ratio and rounding the resulting per share exercise price up to the nearest one ten millionth of a cent ($0.0000001). Any restriction on the exercise of any BritePool Option will continue in full force and effect and the term, exercisability, vesting schedule, accelerated vesting provisions, and any other provisions of such BritePool Option will otherwise remain unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On February 4, 2021, we completed the Exchange Agreement to acquire the operations of BIGtoken, Inc. (“BIGtoken”) from SRAX, Inc. (“SRAX” or “Parent”). As a result, BIGtoken became our wholly owned subsidiary, and we adopted BIGtoken’s business plan. We anticipate formally changing our name to BIGtoken in the future. In connection with the Exchange Agreement, we also entered into certain agreements which include but are not limited to a transition service agreement (“TSA”) and a master separation agreement (“MSA”), as more fully described in this Quarterly Report. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

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

Recent Business Highlights

During the quarter ended September 30, 2021, and through the date of the filing of this Quarterly Report on Form 10-Q, the Company achieved the following milestones:

●	The Company evaluated data from a test of a change to its user payment policy and continued weekly payouts to its users. This resulted in higher expenses, but also higher number of users as well as user engagement.
●	Between March and April 2021, we sold $4,810,000 of equity securities to accredited investors resulting in the issuance of 48,098 shares of Series B Preferred Stock, which was subsequently converted into shares of Common Stock. The Company invested in marketing tests for the purposes of user acquisition, resulting in accelerated growth of users as well as intelligence about optimization of marketing spend across channels.
●	We advanced our proprietary fraud detection techniques to protect the integrity of our user payouts
●	We expanded our sales force capabilities to include selling BIGtoken services to new industry verticals and markets

Our Relationship with SRAX

Arrangements Between SRAX and Our Company

Pursuant to the completion of the Share Exchange, we entered into:

●	a master separation agreement, or MSA;
●	a transition services agreement, or TSA;

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

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$765,000	$576,000	$2,469,000	$1,146,000
Cost of revenues	207,000	229,000	715,000	491,000
Gross profit	558,000	347,000	1,754,000	655,000

Operating expenses
Employee related costs	947,000	554,000	2,649,000	3,630,000
Marketing and selling expenses	372,000	261,000	861,000	725,000
Platform costs	78,000	592,000	245,000	844,000
Depreciation and amortization	131,000	208,000	411,000	714,000
General and administrative expenses	1,089,000	222,000	3,153,000	1,593,000
Total operating expenses	2,617,000	1,837,000	7,319,000	7,506,000

Loss from operations	(2,059,000)	(1,490,000)	(5,565,000)	(6,851,000)

Other income (expense):
Financing costs	-	(2,009,000)	-	(3,624,000)
Change in fair value of derivative liabilities	-	(37,000)	-	218,000
Exchange gain or loss	-	31,000	-	333,000
Total other income (expense)	-	(2,015,000)	-	(3,073,000)

Loss before provision for income taxes	(2,059,000)	(3,505,000)	(5,565,000)	(9,924,000)

Provision for income taxes	-	-	-	-

Net loss	(2,059,000)	(3,505,000)	(5,565,000)	(9,924,000)

Deemed dividend on series B convertible preferred stock	-	-	(5,860,000)	-

Loss attributable to common stockholders	$(2,059,000)	(3,505,000)	$(11,425,000)	$(9,924,000)

Revenues

Our revenues for the three-month period ended September 30, 2021, increased to $765,000 from $576,000 in the comparable period in 2020, a 33% increase. Revenues for the nine-month period ended September 30, 2021, increased to $2,469,000 from $1,146,000 in the comparable period in 2020, a 115% increase. These increases are primarily driven by the increased adoption by large advertising clients of the Company’s media sales services.

BIGtoken Profit Margin

Our costs of revenue consisted of media acquired from third parties to fulfill the media and advertising components of our revenues, as well as data partners. Our profit margin for the three-month period-ended September 30, 2021, increased to 73% as compared to 60% in 2020. Our profit margin for the nine-month period-ended September 30, 2021, increased to 71% as compared to 57% in 2020. The increase is driven by optimized usage of third-party services.

Operating Expenses

Our operating costs for the three-month period ended September 30, 2021, increased to $2,617,000, or by 42%, as compared to $1,837,000 for the comparable period in 2020. Our operating costs for the nine-month period-ended September 30, 2021, decreased to $7,319,000, or by 3% as, compared to $7,506,000 for the comparable period in 2020. The overall decrease in operating expenses were attributable to the following: to the reductions in staffing related and other general administrative expenses attributable to our legacy media verticals, and the reduction of our BIGtoken point liability. We experienced an increase in professional fees for legal and other services related to our February 2021 share exchange transaction, capital fundraising, and the recently announced merger aggregating to $1,100,000 and employment of several consultants.

Employee related costs. For the three-month period ended September 30, 2021, employee related costs increased to $947,000 from $554,000 in the prior year period, representing an increase of $393,000, or approximately 71%. For the nine-month period ended September 30, 2021, employee related costs decreased to $2,649,000 from $3,630,000 in the prior year period, representing a decrease of 27%. The decrease is primarily due to a reduction in overhead related expenses from SRAX and employment of consultants.

Marketing and selling expenses. For the three-month period-ended September 30, 2021, marketing and selling expenses increased to $372,000 from $261,000 in the prior year period, representing an increase of $111,000, or approximately 43%. For the nine-month period ended September 30, 2021, marketing and selling expenses increased to $861,000 from $725,000 in the prior year period, representing an increase of 19%. While we optimized our marketing personnel, we increased our user acquisition expense and our payments to users grew as result of increased user engagement.

Platform costs. For the three-month period-ended September 30, 2021, platform costs decreased to $78,000 from $592,000 in the prior year period, representing a decrease of $514,000, or approximately 87%. For the nine-month period ended September 30, 2021, platform costs decreased to $245,000 from $844,000 in the prior year period, representing a decrease of 71%. As user engagement grows our technology costs for hosting our platform increases. Going forward, we expect these costs to grow as our user database does but expect that they continue to decrease as a percentage of our revenues.

General and administrative. For the three-month period-ended September 30, 2021, general and administrative expenses increased to $1,089,000 from $222,000 in the prior year period, representing an increase of $867,000, or approximately 391%. For the nine-month period ended September 30, 2021, general and administrative expenses increased to $3,153,000 from $1,593,000 in the prior year period, representing an increase of 98%. We experienced an increase in professional fees for legal and other services related to our February 2021 share exchange transaction, capital fundraising, and the recently announced merger aggregating to $1,100,000 and employment of several consultants.

Financing Cost

During the three and nine months ended September 30, 2021, we operated as a stand-alone company separate from our parent company SRAX. As such, we were responsible for our own financing and operating activities; therefore, the financing costs of our Parent were not allocated to us during 2021.

Change in the Fair Value of our Warrant Liabilities

During the three and nine months ended September 30, 2021, we operated as a stand-alone company separate from our parent SRAX. As such, we were responsible for our own financing and operating activities; therefore, the changes in fair value of warrant liabilities of our Parent were not allocated to us during 2021.

Summary of Cash Flows

Nine months ended September 30, 2021, compared to nine months ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(5,127,000)	(3,637,000)
Net cash provided by (used in) investing activities	917,000	(38,000)
Net cash provided by financing activities	4,466,000	3,766,000

Cash flows from operating activities

Our largest source of operating cash is payments from customers. Our customers typically pay us from 60 to 120 days from the date we invoice them. The primary use of operating cash is to pay our media suppliers, employees and our users through point redemptions, and others for a wide range of services. Cash flows used in our operating activities increased by $1,490,000 or 41% in 2021 primarily driven by the removal of an allocation of corporate overhead and changes in accounts receivable.

Cash flows from investing activities

Cash flows provided by investing activities amounted to $917,000 in 2021 primarily driven by net cash of $955,000 received from business acquisition of FPVD and acquisition of property and equipment amounting to $38,000.

Cash flows from financing activities

Cash provided by financing activities represents proceeds from issuance of preferred stock, cash receipts or payments to our Parent. For the nine months ended September 30, 2021, the Company received $4,810,000 from the issuance of series B preferred stock and settled intercompany balance with SRAX amounting to $344,000.

Liquidity and Capital Resources

Historically, our operations have participated in cash management and funding arrangements managed by SRAX. Other than those that are in BIGtoken designated legal entities, SRAX’s cash has not been assigned to us for any of the periods presented because those cash balances are not directly attributable to us. Cash and cash equivalents presented in the unaudited condensed consolidated balance sheets represent amounts pertaining to the BIGtoken legal entity only. Prior to the Share Exchange, we were dependent on SRAX for our continued support to fund our operations. Upon the close of our Share Exchange, we have raised an additional $4,810,000 through a private offering of our Series B Preferred Stock.

Our capital structure and sources of liquidity will change significantly from our historical capital structure. Following the Share Exchange, we expect to use cash flows generated from operations, together with the proceeds of $4,810,000 from the sale of series B preferred stock, as our primary sources of liquidity. Based on our current plans and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least through the fourth quarter of 2021. We plan to invest in the sales of our existing product line to a wider audience, as well as in software modifications of our core technology to serve new customer needs in response to increased customer demand for differentiated data sets. Such opportunities will require modest software development expense as they are built on top of our existing platform. We will require additional funds to support our operating expenses and capital requirements and will need to seek additional funds through the public or private equity or debt financing or from other sources. We cannot assure you that additional financing will be available at all, or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

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

Arrangements Between SRAX and Our Company

We have entered into certain agreements that will affect the separation of our business from SRAX, provide a framework for our relationship with SRAX after the separation and provide for the allocation between us and SRAX of SRAX’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after our separation from SRAX, specifically the Master Separation Agreement (“MSA”) and the Transition Service Agreement (“TSA”).

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

Further Assurances

To the extent that any transfers or assignments contemplated by the MSA has not been consummated, the parties will agree to cooperate to affect such transfers as promptly as practicable. In addition, each of the parties agrees to cooperate with the other party and use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the MSA and the other transaction agreements.

Financial Covenants; Auditors and Audits; Annual Financial Statements and Accounting

We have agreed that, for so long as SRAX is required to consolidate our results of operations and financial position or account for its investment in our company under the equity method of accounting, we will, among other things:

●	maintain disclosure controls and procedures and internal control over financial reporting that will provide reasonable assurance that, among other things, (1) our annual and quarterly financial statements are reliable and timely prepared in accordance with GAAP and applicable law, (2) our transactions are recorded as necessary to permit the preparation of our financial statements, (3) receipts and expenditures are authorized at the appropriate level within BIGtoken and (4) unauthorized uses and dispositions of assets that could have a material effect on our financial statements are prevented or detected in a timely manner;

●	maintain the same fiscal year as SRAX;

●	establish a disclosure committee that will review our Forms 10-Q, 10-K and other significant filings with the SEC, and permit up to three employees selected by SRAX to attend such committee’s meetings:

●	not change our independent auditors without SRAX’s prior written consent;

●	use our reasonable best efforts to enable our independent auditors to complete their audit of our financial statements in a timely manner to permit timely filing of SRAX’s financial statements;

●	provide to SRAX and its independent auditors all information required for SRAX to meet its schedule for the filing and distribution of its financial statements and to make available to SRAX and its independent auditors all documents necessary for the annual audit of our company as well as access to the responsible company personnel so that SRAX and its independent auditors may conduct their audits relating to our financial statements;

●	adhere to certain specified SRAX accounting policies and notify and consult with SRAX regarding any changes to our accounting principles and estimates used in the preparation of our financial statements, and any deficiencies in, or violations of law in connection with, our internal control over financial reporting;

●	coordinate with SRAX regarding the timing and content of our earnings releases and cooperate fully (and cause our independent auditors to cooperate fully) with SRAX in connection with any of its public filings; and

●	promptly report in reasonable detail to SRAX the following events or circumstances that we become aware of: (1) significant deficiencies and material weaknesses which are reasonably likely to adversely affect our ability to report financial information; (2) any fraud that involves management or other employees who have a significant role in our internal control over financial reporting; (3) illegal acts; and (4) any report of a material violation of law made pursuant to the SEC’s attorney conduct rules.

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

Transition Services Agreement

In connection with the Share Exchange, we entered into a TSA with SRAX pursuant to which SRAX is providing us with specified services for an indefinite period of time to help ensure an orderly transition following the separation. The TSA specifies the calculation of our costs for these services. The cost of these services will be periodically reviewed by the parties to determine if an adjustment should be made.

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

Employees and Human Capital Resources

As of September 30, 2021, we had 55 full-time employees. 1 is engaged in executive management, 33 in information technology including those participating in our research and development efforts, 11 in sales and marketing, 9 in integration and customer support and 1 in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount in our unaudited condensed consolidated financial statements and related notes. On an ongoing basis, we evaluate estimates which are subject to significant judgment. The more critical accounting estimates include estimates related to revenue recognition. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020 appearing elsewhere in this report. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. In addition, you should refer to our accompanying Condensed Consolidated Balance Sheets as of September 30, 2021, and the Unaudited Condensed Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the nine months ended September 30, 2021 and 2020, and the related notes thereto, for further discussion of our accounting policies.

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

As of September 30, 2021, the impact of COVID-19 continues to unfold and as a result, certain estimates and assumptions require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.

Intangible assets

Intangible assets consist of the Company’s intellectual property of internally developed software and are stated at cost less accumulated amortization. Amortization is provided for on the straight-line basis over the estimated useful lives of the assets of five to nine years.

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which ranges up to three years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product.

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

We have losses from operations of $8,581,000 and $15,981,000 for the years ended December 31, 2020 and 2019, respectively. Additionally, for the three months ended September 30, 2021 and 2020, we recorded losses from operations of $2,059,000 and $3,505,000, respectively. For the nine months ended September 30, 2021 and 2020 we recorded losses from operations of $5,565,000 and $9,924,000, respectively. Our future success depends upon our ability to continue to grow our revenues, contain our operating expenses and generate profits. We do not have any long-term agreements with our customers. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations. We may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. If we are not able to grow, increase revenue and begin generating consistent profits, it is unlikely we will be able to generate sufficient cash from operations to pay our operating expenses and service our debt obligations, or report profitable operations in future periods.

We may not be able to continue as a going concern if we do not obtain additional financing.

We have incurred losses since our inception and have not demonstrated an ability to generate revenues from the sales of our proposed products that are sufficient to fund our operations. Our ability to continue as a going concern is dependent on raising capital from the sale of our common stock and/or obtaining debt financing. Our cash and cash equivalents as of September 30, 2021 was $257,000. Based on our current expected level of operating expenditures, we expect to be able to fund our operations through the fourth quarter of 2021. Our ability to remain a going concern is wholly dependent upon our ability to continue to obtain sufficient capital to fund our operations. Accordingly, despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us when needed or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

We will need to raise additional capital to continue operations.

As of September 30, 2021, we had $257,000 in cash and cash equivalents. Based on our cash and cash equivalents, as well as our current expected level of operating expenditures, we expect to be able to fund our operations through the fourth quarter of 2021. We cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt. Our inability to operate profitably, or secure additional financing will materially impact our ability to fund our current and planned operations.

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

Or management has determined that, as of September 30, 2021, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2020 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the fourth quarter of 2021. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

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

Subsequent to the completion of the Share Exchange and the conversion of Series B Preferred Stock during the second quarter of 2021, as of October 31, 2021 the Company has 226,828,797,262 shares of Common Stock outstanding and a market capitalization of approximately $900 million. The market capitalization is significantly higher than that of SRAX, the former parent corporation while it owned BIGtoken as a wholly owned subsidiary. Accordingly, the market capitalization of the Company may not be indicative of its actual value. Furthermore, the Company may have difficulty in hiring new employees and retaining qualified employees as a result of our 2021 Equity Incentive Plan requiring stock grants to be issued at market value, which new or current employees may determine to be unattractive given our current valuation. Additionally, we are only authorized to issue 15,824,493,516 shares under our 2021 Equity Incentive Plan, which may be inadequate to issue grants needed to retain qualified personnel until January 1, 2022, when the number of shares under such plan will increase. Accordingly, our inability to attract or retain employees during this time may materially impact our business.

We may be required to expend significant capital to redeem BIGtoken Points which will negatively impact our ability to fund our core operations.

Users of BIGtoken receive points for undertaking certain actions on the platform that may be redeemed directly for cash from us, with such value as determined by management. Accordingly, we are currently obligated to redeem users’ points which are earned on BIGtoken. We are currently redeeming each point for up to $0.01, subject to the user meeting certain conditions. As of September 30, 2021, we recorded a contingent liability for future point redemptions equal to approximately $172,000 and we have redeemed an aggregate amount of approximately $1.74 million as of October 31, 2021. As of September 30, 2021, we had approximately 16 million application downloads. There can be no assurance that we will have enough cash reserves, or if we do have sufficient cash, if we will be able to continue to fund our other business obligations and operational expenses.

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

Concerns about our practices with regard to the collection, use, disclosure, or security of user data or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. Our services will involve the purchase, storage, transmission and sale of user data, and theft and security breaches expose us to a risk of loss of this information, improper use and disclosure of such information, litigation, and potential liability. Any systems failure or compromise of our security that results in the release of user data, or in our or our users’ ability to access such data, could seriously harm our reputation and brand and, therefore, our business, and impair our ability to attract and retain users. Additionally, if user data is somehow made public or made available through a security breach, it may be used to identify our users and people related thereto. We may experience cyber-attacks of varying degrees. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Such breach or unauthorized access, increased government surveillance, or attempts by outside parties to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to user data could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of BIGtoken that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, become more sophisticated, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, cyber-attacks could also compromise trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose members and customers.

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

Several proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. In addition, the EU General Data Protection Regulation 2016/679 (“GDPR”), which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. GDPR will impose additional responsibility and liability in relation to our processing of personal data. GDPR may require us to change our policies and procedures and, if we are not compliant, could materially adversely affect our business, results of operations and financial condition.

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

For example, the Company recently entered into a Merger Agreement with BritePool to acquire BritePool, including certain of its management teams. For a further discussion please see “Risks Related to the Merger” below.

Risks Related to the anticipated merger with BritePool

The anticipated Merger with BritePool if and when it closes, will provide BritePool’s shareholders with a substantial number of shares of our Company and will result in substantial dilution to our shareholders.

Upon completion of all closing conditions in the Merger Agreement and upon consummation of the Merger, equity holders of BritePool capital stock will hold approximately 44.71% of the outstanding Common Stock of the Company (assuming the preferred shares SRAX will own as a closing condition to be on an as converted to Common Stock basis); and pre-Merger Company equity holders will hold approximately 55.39% of the outstanding Common Stock. As a result, securityholders of each respective company will be substantially diluted in the percent of the combined company compared to what they owned in their respective companies.

If the conditions to the closing of the Merger are not met, the Merger may not occur.

We cannot assure you that all of the conditions will be satisfied or waived, including but not limited to (i) expanding the Company’s Board to five (5) seats, (ii) the appointment of certain BritePool executives to the Company’s management team, and (iii) entering into an exchange agreement with SRAX whereby SRAX will exchange all of their outstanding shares of our Common Stock for non-voting preferred stock. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, we may lose some or all the intended benefits of the Merger.

The market price of our Common Stock following the Merger may decline as a result of the Merger.

The market price of our Common Stock may decline as a result of the Merger for a number of reasons, including if:

●	investors react negatively to the prospects of the combined company’s business and prospects following the closing of the Merger;
●	the effect of the Merger on the combined company’s business and prospects following the closing of the Merger is not consistent with the expectations of financial or industry analysts; or
●	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by stockholders or financial or industry analysts.

FPVD and BritePool securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

After the completion of the Merger, the current securityholders of FPVD and BritePool will own a smaller percentage of the combined company than their ownership in their respective companies prior to the Merger Accordingly, the voting power of securityholders of each respective company will be reduced from the voting power held pre-Merger.

Because the lack of a public market for BritePool’s capital stock makes it difficult to evaluate the fairness of the Merger, the shareholders of BritePool may receive consideration in the Merger that is less than the fair market value of ‘s capital stock and/or FPVD may pay more than the fair market value of BritePool’s capital stock.

The outstanding capital stock of BritePool is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of BritePool’s capital stock. Because the percentage of FPVD equity to be issued to BritePool shareholders was determined based on negotiations between the parties, it is possible that the value of the FPVD Common Stock to be received by BritePool shareholders will be less than the fair market value of BritePool’s capital stock, or FPVD may pay more than the aggregate fair market value for BritePool’s capital stock. The combined organization will incur significant transaction costs as a result of the Merger, including, legal and accounting fees. In addition, the combined organization will incur significant operating expenses which cannot be accurately estimated at this time. Actual transaction costs may substantially exceed the Party’s estimates and may have an adverse effect on the combined organization’s financial condition and operating results.

Risks Related to Our Separation from SRAX

We may not be successful as stand-alone entity.

Pursuant to the completion of the Share Exchange, we became a stand-alone public company, although we are currently controlled by SRAX by virtue of their ownership of our securities. The process of becoming a stand-alone public company is complex and may distract our management from focusing on our business and strategic priorities. Further, although we expect to have direct access to the debt and equity capital, we may not be able to issue debt or equity on terms acceptable to us or at all.

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

As a result of the Share Exchange, SRAX currently owns 149,562,566,584 shares of our common stock and 5,000,000 shares of our Series A Preferred Stock, representing voting power of approximately 64% of our issued and outstanding capital stock as of October 31, 2021. For so long as SRAX beneficially owns shares of our outstanding securities representing at least a majority of the votes entitled to be cast by the holders of our outstanding securities, SRAX will be able to elect all of the members of our board of directors and influence other voting matters. Notwithstanding, we’ve entered into a Merger Agreement with BritePool which, if and when the Merger closes, SRAX will convert all of its Common Stock of the Company into non-voting preferred stock. As a result of both the Common Stock issuances to BritePool shareholders and the anticipated conversion of SRAX’s Common Stock into non-voting preferred stock, we anticipate that SRAX will no longer be able to exert voting control.

SRAX’s ability to control our board of directors may make it difficult for us to recruit high-quality independent directors.

So long as SRAX beneficially owns shares of our outstanding securities representing at least a majority of the votes entitled to be cast by the holders of our outstanding shares, SRAX can effectively control and direct our board of directors. Further, the interests of SRAX and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline. As a result of both the Common Stock issuances to BritePool shareholders upon closing of the Merger, and the anticipated conversion of SRAX’s Common Stock into non-voting preferred stock, we anticipate that SRAX will no longer be able control our board of directors.

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

The terms of the agreements that we entered into with SRAX in connection with the separation, including the MSA, may limit our ability to take certain actions, which could impair our ability to grow. The MSA provides that, as long as SRAX beneficially owns at least 50% of the total voting power of our outstanding capital stock entitled to vote in the election of our board of directors, we will not (without SRAX’s prior written consent) take certain actions, such as incurring additional indebtedness and acquiring businesses or assets or disposing of assets in excess of certain amounts. Notwithstanding, as a result of both the Common Stock issuances to BritePool shareholders upon closing of the Merger, and the anticipated conversion of SRAX’s Common Stock into non-voting preferred stock, we anticipate that SRAX will no longer be able control our board of directors.

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

As an operating segment of SRAX, we relied on administrative and other resources of SRAX, including information technology, accounting, finance, human resources and legal services, to operate our business. Upon completion of the Share Exchange, we have entered into various service agreements to retain the ability for specified periods to use these SRAX resources. While certain service shave been implemented efficiently, there is no guarantee that all services or future services may be provided at the same level as when we were a business segment within SRAX, and we may not be able to obtain the same benefits that we received prior to becoming a stand-alone company. We may experience certain diseconomies of scale as we assume some costs previously shared with SRAX. These services may not be sufficient to meet our needs, and after our agreements with SRAX terminates, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with SRAX. We will need to create our own administrative and other support systems or contract with third parties to replace SRAX’s systems. In addition, we have received informal support from SRAX, which may not be addressed in the agreements we have entered into with SRAX, and the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in SRAX’S administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

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

The agreements that we entered into with SRAX in connection with the separation, including the MSA and the TSA were prepared in the context of the separation while we were still a wholly owned subsidiary of SRAX. The costs, expenses and levels of services contained in such agreements were not negotiated in an arms-length transaction. Accordingly, if we had contracted for such services from unaffiliated third parties, we may have been able to negotiate for a such services at a lower cost and expense or we may have been able to receive additional services for the same or less costs or expenses.

Ownership of Our Securities

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to decline.

On January 27, 2021, we entered into the Debt Exchange Agreement with RedDiamond. Pursuant to the Debt Exchange Agreement, we issued RedDiamond 7,000,000,000 free trading shares of Common Stock which constitutes a significant amount of the public float. Additionally, there are approximately 243,121,448,078 shares of Common Stock or shares of Common Stock underlying that will become eligible under Rule 144 (subject to certain restrictions) for resale into the public market, consisting of (i) 68,583,866,100 shares issued upon conversion of the Series B Preferred Stock, (ii) 149,562,566,584 shares issued to SRAX upon the divestiture of BIGtoken, (iii) 841,184,289 shares issued to our former CEO, Paul Feldman and (iv) 25,568,064,462 shares underlying FPVD Warrants. Subject to certain restrictions, the foregoing shares will be eligible to have their legends removed pursuant to Rule 144 in February of 2022. Accordingly, on such date our public float may materially increase. This increase, as well as the sale or perceived sale of a large number of shares, may result in a further decline of our stock price.

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

We have historically operated our business as a segment of a public company. As a stand-alone public company, we now have additional legal, accounting, insurance, compliance and other expenses that we have not incurred historically. Subsequent to the closing of the Share Exchange, we became obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we will become subject to other reporting and corporate governance requirements, including certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the regulations promulgated thereunder, which impose significant compliance obligations upon us.

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

In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility and decline in market price. Recently, we have seen the price of our Common Stock decline from approximately $0.10 to less than $0.0037, a decline of approximately 96%. Securities litigation brought against us following such decline in the price of our common stock is likely regardless of the merit or ultimate results of such litigation. Such litigation will result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources from our business.

Your percentage ownership may be diluted in the future.

In the future, your percentage ownership may be diluted because of our need to raise additional capital, the conversion of outstanding convertible securities and the granting of equity awards to our directors, officers and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. We anticipate granting equity awards to our employees and directors. In addition, we have outstanding, a number of securities that are convertible into shares of our common stock. Upon conversion, you will experience substantial dilution.

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

●	At the closing of the Share Exchange, we issued (i) 841,184,289 shares of Common Stock to Paul Feldman, our former CEO, (ii) 149,562,566,584 shares of Common Stock to SRAX, (iii) 7,000,000,000 shares of unrestricted Common Stock to RedDiamond pursuant to the cancellation of outstanding debt, (iv) 8,318 shares of Series C Preferred Stock, which are convertible into approximately 12,864,419,313 shares of Common Stock to RedDiamond, and (v) FPVD Warrants to purchase 25,568,064,453 shares of Common Stock at an exercise price per share of $0.00005844216 per share with such FPVD Warrants.

●	On March 12, 2021, we completed the private placement of 47,248.27 shares of Series B preferred Stock whereby we received gross proceeds of $4,724,827 or $100 per share.

●	On April 12, 2021, we completed the private placement of an additional 850 shares of Series B preferred Stock whereby we received gross proceeds of $85,000 or $100 per share.

●	On May 11, 2021, we issued 68,583,866,100 shares of Common Stock upon the mandatory conversion of 48,098 shares of Series B Preferred Stock. Each share of Series B Preferred Stock was converted into approximately 1,402,304 shares of Common Stock at a conversion price of $0.0000007013 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Filed/	Incorporated by Reference
Exhibit		Furnished		Exhibit		Filing
No.	Description	Herewith	Form	No.	File No.	Date

2.01	Agreement and Plan of Merger with BritePool, Inc.		8-K	2.01	000-55519	10/1/21
3.01(i)	Amendment to Articles of Incorporation effective January 25, 2021		8-K	3.02(i)	000-55519	2/16/21
3.02(i)	Articles of Amendment to Articles of Incorporation (Rights and Limitations Regarding Series C Preferred Stock		8-K	3.01(1)	000-55519	2/16/21
3.03(i)	Certificate of Designation of Series B Preferred Stock		8-K	3.01(i)	000-55519	3/19/21
3.04(ii)	Bylaws		8-K	3.01(ii)	000-55519	2/22/16
3.05(i)	Amendment to the Articles of Incorporation Effective April 15, 2021		8-K	3.01(i)	000-55519	4/21/21
4.01	Form of FPVD Warrant issued to SRAX Debenture holders		8-K	4.01	000-55519	2/16/21
4.02	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55519	3/19/21

4.03**	2021 Equity Incentive Plan		10-K	4.03	000-55519	4/30/21
4.04**	Form of Option Grant from 2021 Equity Incentive Plan		10-K	4.04	000-55519	4/30/21
4.05	Form of Restricted Stock Grant from 2021 Equity Incentive Plan		10-K	4.05	000-55519	4/30/21
4.06	Form of Restricted Stock Unit Agreement from 2021 Equity Incentive Plan		10-K	4.06	000-55519	4/30/21
10.01	Share Exchange Agreement dated September 30, 2020		8-K	10.1	000-55519	10/5/20
10.02	Form of Amendment to Share Exchange Agreement dated January 27, 2021		8-K	10.01	000-55519	2/16/21
10.03	Form of Transition Services Agreement dated January 27, 2021		8-K	10.02	000-55519	2/16/21
10.04	Form of Master Separation Agreement dated January 27, 2021		8-K	10.03	000-55519	2/16/21
10.05	Form of Debt Exchange Agreement with RedDiamond Partners, LLC		8-K	10.05	000-55519	2/16/21
10.06**	Form of Lou Kerner Employment Agreement		8-K	10.06	000-55519	2/16/21
10.07	Form of Confidential Information and Invention Assignment Agreement		8-K	10.07	000-55519	2/16/21
10.08	Form of Indemnification Agreement		8-K	10.08	000-55519	2/16/21
10.09	Form of Registration Rights Agreement with SRAX, Inc.		8-K	10.09	000-55519	2/16/21
10.11	Form of Securities Purchase Agreement for Series B Preferred Stock		8-K	10.01	000-55519	3/19/21
10.12	Registration Rights Agreement with Series B Investors		8-K	10.02	000-55519	3/19/21
31.1 / 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1 / 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Force Protection Video Equipment Corp.

November 15, 2021	By:	/s/ Christopher Miglino
Christopher Miglino, Chief Executive Officer, principal executive officer

November 15, 2021	By:	/s/ Michael Malone
Michael Malone, Chief Financial Officer, principal financial and accounting officer

